Form 10-K
period 2012-12-31
American Boarding Co
filed 2013-04-16
CIK 1547530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 333-180838

American Boarding Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4507811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

358 Frankfort Street Daly City, California 94104
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (415) 586-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ]  No [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

          For the year ended December 31, 2012, the issuer had no revenues.

         As of December 31, 2012 and to date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 2, 2013 was 8,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

American Boarding Company

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to American Boarding Company.

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

American Boarding Company was incorporated in the State of Delaware on January 27, 2012 under the same name. Since inception, American Boarding Company has not generated revenues and has accumulated losses in the amount of $12,318.41 as of December 31, 2012.  American Boarding Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

American Boarding Company has yet to commence full scale planned operations.  American Boarding Company has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.  American Boarding Company believes that, if it obtains the proceeds from this offering, it will be able to implement the full business plan and conduct business pursuant to the business plan for the next twelve months.

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

Business Overview

American Boarding Company is a real estate based company with a principle business objective of acquisition, design, development, lease, and management services of student housing communities located within close proximity of colleges and universities in the United States.  The Company is based in the San Francisco area and we plan to purchase our initial property in close proximity to one of the many universities and colleges located in this area.  There are numerous higher education institutions in the Northern California.  Students attending these universities often are from outside of Bay area communities and as such demand a short-term lease of residential housing for the period of which they are attending those schools.  We believe there is a demand to provide the supply of housing to this market by developing and managing such properties through our business strategy.  Schools such as Sonoma State University, University of California Davis and San Mateo Skyline College were initially selected to determine the profitability of our business plan.  These schools were selected due to the fact that all are within 50 miles radius of San Francisco Bay Area.

American Boarding Company plans to capitalize on the down-turn in real estate market while taking advantage of the increasing rental housing market.  Trulia is a leader in reporting earliest available trends in the real estate and rental marketplace in the United States.   Trulia reports that in May 2012 rents accelerated to 6% nationally over a year-to-year comparison and San Francisco lead the nation as rents rose 14.4% in May 2012.  (Source: http://blog.sfgate.com/ontheblock/2012/06/07/national-rents-way-up-will-more-renters-become-buyers Trulia is an online residential real estate site for home buyers, sellers, renters and real estate professionals. It lists properties for sale and rent as well as neighborhood information and community insights).  Meanwhile lending rates have been lowest in decades.

Our plan is to successfully raise the Maximum Offering of $300,000; this will enable the Company to implement our business plan and purchase a property with 4-5 bedrooms.  We have identified an area within three miles of the Sonoma State University campus where several properties are available.  The properties range in price from $306,000 to $382,000 and they have three to five bedrooms. (Source: http://www.zillow.com/homedetails/Rohnert-Park-CA-94928)   Our goal is to purchase a property listed at approximately $344,000 and located within three miles from the Sonoma State University campus as an initial property.  Our objective is to find a home with approximately 2,600 square feet that is a two story structure with five bedrooms and three bathrooms.  Our goal is to purchase a home that is situated on a lot where it has the potential to add two more bedrooms.  We plan to finance a property, or one similar, by paying $204,100 for a down payment and closing costs and finance the balance with a lender.  Based on a purchase price of $344,000 we would be placing approximately a 59% down payment and financing the 41% balance with a lender.  This plan of financing is based on the Company raising $300,000 through our offering.   Please refer to section titled “Use of Proceeds” for the use of proceeds detail.  This level of raise also provides us with the funds to add the additional two bedrooms to a structure which we also have budgeted in the Use of Proceeds.  At this time the Company has no specific property for acquisition.  Therefore, a property as described above is not yet probable as the Company has not entered into any contracts or commitments related to financing or acquisition.

If the Company were to raise 50% of the Maximum Offering ($150,000) we plan to purchase a smaller property with 2-3 bedrooms.  We plan to purchase a property for approximately $250,000 within a few miles of the Sonoma State University campus.  The Company has budgeted $102,600 for a down payment and closing costs..  We have funds budgeted at this level for building improvements, but not to the extent of adding additional rooms to the structure.  Please refer to section titled “Use of Proceeds” for the use of proceeds detail.  Purchasing a property of the type described above will require us to finance no more than 60% and place a down payment including closing costs of 40%.  Management has identified lenders that provide 60% financing, but at this time we have not had any discussions or entered into any contracts or commitments for the financing or an acquisition.

If the Company were to raise only the Minimum Offering of $30,000 then we would further the business of the Company and incorporate the following plan.  We have budgeted this amount to sustain operations for a twelve month period.  Planned operations include keeping current with our public listing status and pursuing the purchase of a property.  Purchasing a property would require us to meet with additional people in an effort to secure the funds for the down payment.  We have identified private lenders and individuals who we would need to borrow funds from for the down payment.  Once we have secured the down payment funds then we would pursue securing a loan for the balance to purchase a property.  Our plan is to purchase the property as described above which includes five bedrooms and three bathrooms.

If we begin to generate profits, we will increase our marketing and sales activity accordingly.  We estimate occupancies to begin approximately six months following closing of the offering

Our principal business is to be a provider of housing communities and services through understanding and commitment to our residents, partner universities, and our investors. Our team is our strength through planned dedication to excellence and integrity. We are led by the commitment, expertise and innovation of our team. We plan to achieve our mission by providing quality, unique collegiate housing, real estate development services and property management solutions.

Services Offered, Development and Growth Strategy

We have identified the urban areas in proximity to major educational institutions for potential property acquisitions.  Upon receiving funds from our raise; immediate plans are to identify, evaluate, and purchase an initial property with 4-5 bedrooms.  Renovation and building improvements will then be made to the properties tailoring them to students and single resident occupants.  We would then lease out our properties to this segment.  The Company is targeting the San Francisco Bay area for our operation because there are a high demand for student housing as well as single residency occupancy units.  Our officers and management have extensive and comprehensive backgrounds in the San Francisco Bay area real estate market.  Management is also experienced with the State and local government rules and regulations concerning developing and operating such facilities.  Due to high rents charged in populated areas such as San Francisco we believe there is an opportunity to operate a positive cash flow operation and expand those facilities by leveraging our growth in the rental market.

Development

Educate, inform and engage our people on sustainable behaviors and community involvement.  Enable our people to create lasting value through sustainable practices, opportunities and solutions.  Use sustainable community features and programs as residential teaching aids

Due to lack of land to develop new housing and proximity to large and reputable education institutions students’ demand for rental space is very much in demand.  Based on management’s experience and along with due diligence performed by the Company it was determined that there are currently many stressed properties and buildings that have optimum design which can be expanded/renovated/improved and managed into Shared Housing for students.

Target Properties

We will be evaluating and refining sustainability standards in our target communities.

Location is a primary focus of our targeted activities as we plan to focus on real estate properties within close proximity to universities and colleges in the immediate San Francisco area.  Utilizing our management team’s experience; we plan to implement the best practices to locate and then develop older properties into newer updated residences.  Planned capital improvements include enhancing the efficiencies and replacement of outdated and obsolete systems for durability. We plan to provide the latest appointments and amenities which we hope will result in a comfortable and inviting experience for our tenants.

Property Development

We envision American Boarding development properties with a focus toward sustainability and energy efficiency.  Through site planning we plan to minimize heat loads and facilitate natural ventilation.  Older structures typically lack quality ventilation which we have identified as a desirable enhancement feature.  We plan to employ energy efficient upgrades which will lower environmental effects while increasing operational efficiencies and result in long-term energy cost savings.  Along with installing energy efficient upgrades; applying innovative design principles we believe will result in better indoor air quality and conserve water.  Upgrading the plumbing, and in certain instances when possible re-routing the plumbing, will result in the conservation of heated water loss.

Overall, in an effort to continue with our conservation and energy efficient plans; we believe that situating our properties in close proximity to campuses will emphasize pedestrian and bicycle circulation and therefore minimize vehicular impact.  Throughout the development of each property we plan to utilize regional and recycled products and employ responsible waste management processes to conserve valuable resources.

Sustainability Platform

Incorporating sustainable features into our communities supports ABC’s mission as we plan on providing quality student housing. This dedication promotes healthy, comfortable and marketable student living environments. Our dedication to these principles extends beyond our employees to our residents and partner institutions. The long-term value generated by operational efficiency benefits us as a company.

ITEM 1A.  RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

FARSHID RAAFAT, AN OFFICER AND DIRECTOR AND REZA NOOKAYHANI AN OFFICER AND DIRECTOR OF THE COMPANY, EACH CURRENTLY DEVOTE APPROXIMATELY 10 HOURS PER WEEK TO COMPANY MATTERS AND ALL OTHER MANAGEMENT DEVOTES APPROXIMATELY 5 HOURS PER WEEK TO COMPANY MATTERS.  ONCE THE PUBLIC OFFERING IS CLOSED, MR. RAAFAT AND MR. NOOKAYHANI PLAN TO SPEND THE TIME NECESSARY TO RUN THE MARKETING CAMPAIGN AND DIRECT THE PRIMARY OPERATIONS OF THE BUSINESS.  THEY DO NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND ARE INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THEY MAY HAVE.  THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees on a full-time basis until revenue will support the expense.  Until that time, the responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Raafat and Mr. Noorkayhani.  While they do have business experience including management, they do not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. In the event they are unable to fulfill any aspect of their duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

FARSHID RAAFAT AND REZA NOORKAYHANI’S LACK OF EXPERIENCE IN MANAGEMENT OF REPORTING COMPANIES

Mr. Raafat and Mr. Noorkayhani do not have experience in running a public company that is a reporting company with the Securities and Exchange Commission. This lack of experience may cause delayed filings; this increases the risk of being delisted by FINRA because of late filings, and this may result in being subjected to civil penalties and having the market price of the Company’s common stock decrease in value due to these and other factors related to lack of experience with reporting companies.  The Company will not be required to provide management’s report on the effectiveness of our internal controls over financial reporting until our second annual report.  In addition, the Company will be exempt from the auditor attestation requirements concerning any such report so long as we are a smaller reporting company.

THE COMPANY'S OFFICERS AND DIRECTORS MAY NOT BE IN A POSITION TO DEVOTE A

MAJORITY OF THEIR TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Mr. Raafat an officer and director and Mr. Noorkayhani an officer and director both have other business interests and currently each devotes approximately 10 hours per week to our operations.  If Mr. Raafat and Mr. Noorkayhani are not able to devote sufficient time to run the Company, it may result in periodic interruptions in developing our business.  We have not formulated a plan to resolve any possible conflicts of interest or if they are unable to fulfill any aspects of their duties to the Company which could have a significant negative effect on the success.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over.  Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future revenues, our ability to hire key personnel and Mr. Raafat and Mr. Noorkayhani’s time allocation to further the business.  After we launch our business the factors include: the level of acceptance by the public, competitive landscape with competitors and general economic conditions.

WE ARE A DEVELOPMENT STAGE COMPANY. THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on January 27, 2012; we have not yet commenced our full scale business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

AUDITOR’S GOING CONCERN

As shown in the financial statements accompanying this prospectus, American Boarding Company has had no revenues to date and has incurred only losses since its inception.  The Company has had no operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not generated any revenue to date from operations. In order for us to continue with our plans and operating our business, we must raise our initial capital through a planned offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of a planned offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKETS ACCEPTANCE OF OUR PLANNED STUDENT HOUSING SERVICES. IF THE MARKET DOES NOT FIND OUR SERVICES DESIRABLE AND SUITABLE FOR THEIR USE AND WE CANNOT ESTABLISH OUR PLANNED OBJECTIVES, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer student housing services that the market accepts and is willing to use is critically important to our success. We cannot be certain that the student housing services we offer will be accepted by the market.  As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we alter our marketing efforts and pursue alternative revenue generating services in the future.

THE LOSS OF THE SERVICES OF FARSHID RAAFAT AND REZA NOORKAYHANI COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Mr. Farshid Raafat and our Chief Financial Officer Mr. Reza Noorkayhani. If they were unable to perform their services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our services. The loss of their services could result in a loss of revenues.

AMERICAN BOARDING COMPANY MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

American Boarding Company has limited capital resources. Unless American Boarding Company begins to generate sufficient revenues to finance operations as a going concern, American Boarding Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force American Boarding Company to cease operations if additional financing is not available. No known alternative resources of funds are available to American Boarding Company in the event it does not have adequate proceeds from the planned offering. However, American Boarding Company believes that the net proceeds from the planned Offering will be sufficient to satisfy the start-up and operating requirements for the next twelve months.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 358 Frankfort Street, Daly City, California 94014 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of December 31, 2012 and to date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

(b) Holders. As of April 2, 2013, there were 7 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

The following milestones are based on the estimates made by management.  The working capital requirements and the projected milestones are approximations and subject to adjustments.  The costs associated with operating as a public company are included in our budget.  We plan to complete our milestones as follows:

0- 3 MONTHS

   Estimated expenditures this quarter based on Minimum Offering placement - $4,075

   Estimated expenditures this quarter based on 50% of Maximum Offering placement - $7,975

   Estimated expenditures this quarter based on Maximum Offering placement - $20,350

Management plans to complete due diligence on the purchase/lease of computers and programs to initiate our business.  Securing a web domain and initiating web presence is a key factor to our start-up efforts.  We plan to purchase/lease computers, programs, and a printer for $3,000 (based on 50% of maximum proceeds placed) and $15,000 (based on the maximum proceeds placed) that is budgeted in the Equipment-Purchase/Lease line item in the “Use of Proceeds” section.  We have budgeted $500 in (based on minimum, 50% of maximum, and maximum proceeds placed) the Website Design line item to secure a web domain, research and place an initial deposit with a web designer.  The Company has budgeted $1,600 (based on the minimum of proceeds placed) and $2,000 (based on 50% of the maximum of proceeds placed) and $2,000 (based on the maximum of proceeds placed) for Sales and Marketing material including brochures and flyers that we expect to finalize during this timeframe.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,600 and is a fixed cost we will incur regardless of the level of raise we achieve.  Office Supplies for the quarter are $125 (based on minimum offering proceeds placed) and $500 (based on 50% of the maximum and the maximum offering proceeds placed).  In the General Working Capital line item we have budgeted $250 (based on minimum proceeds placed), and $375 (based on 50% of maximum proceeds placed), and $750 (based on maximum proceeds placed) for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses. Our overall goal for this timeframe is to initiate and identify properties for purchase, finalizing our marketing material and initiating efforts to attract clients.

4-6 MONTHS

   Estimated expenditures this quarter based on Minimum Offering placement - $4,975

   Estimated expenditures this quarter based on 50% of Maximum Offering placement - $116,575

   Estimated expenditures this quarter based on Maximum Offering placement - $253,450

American Boarding Company plans to finalize the web site development, for all anticipated raise level scenarios, at an additional cost of $500 which is budgeted in the Website Development line item in the “Use of Proceeds” section.  The Company plans to purchase a property during this timeframe.  A 2-3 bedroom property is budgeted in the Property Purchase line item at a cost of $102,600 and we have budgeted $5,000 for Building Improvements based on 50% of maximum proceeds scenario.  If we place the maximum offering; we plan to purchase a 4-5 bedroom property costing a maximum of $204,100.  This is budgeted for in the Property Purchase line item in the “Use of Proceeds” section and we have budgeted $40,000 for Building Improvements.  During this timeframe the Company plans to continue efforts in direct marketing and initiate trade association affiliations.  In addition, we plan to further our efforts by marketing through internet channels such as Craigslist.  Most of the expenditures associated with these efforts will amount to lunches, entertainment and related incidentals.  We have budgeted $500 (for both 50% of maximum proceeds placed and the maximum proceeds placed scenarios) in the Sales and Marketing line item to address the costs.  Towards the end of this quarter, we plan to start generating revenue from our tenants.  We have budgeted $3,000 (for both 50% of maximum proceeds placed and the maximum proceeds placed) in the Salaries/Contractors line item in the “Use of Proceeds” section to pay our employees/contractors.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,600 and is a fixed cost we will incur regardless of the level of raise we achieve.  In addition, we have budgeted $2,500 for Legal and Professional fees which is again an expense included in all levels of raised funds achieved.  Office Supplies for the quarter are $125 (based on minimum offering proceeds placed) and $500 (based on 50% of the maximum and the maximum offering proceeds placed).   In the General Working Capital line item we have budgeted $250 (based on minimum proceeds placed), and $375 (based on 50% of maximum proceeds placed), and $$750 (based on maximum proceeds placed) for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses. Our overall goal for this timeframe is to purchase a property, complete property improvements, secure tenants and start to generate revenue from our tenants.

7-9 MONTHS

   Estimated expenditures this quarter based on Minimum Offering placement - $1,975

   Estimated expenditures this quarter based on 50% of Maximum Offering placement - $5,975

   Estimated expenditures this quarter based on Maximum Offering placement - $6,350

During this timeframe, the Company plans to further nurture acquisition opportunities and we have budgeted $500 (based on 50% of maximum proceeds raised and maximum proceeds raised) in the Sales and Marketing line item in the “Use of Proceeds” section towards these efforts.  By this stage of our planned operations we anticipate finding additional potential revenue generating real estate opportunities that we intend to pursue to purchase.  Also, during this timeframe we intend to evaluate the hiring and training of an in-house resident manager.  This milestone is based on current rental opportunities.  We have budgeted $3,000 in the Salaries/Contractors line item to sustain these costs for both the 50% maximum proceeds raised and the maximum proceeds raised budgets.  We anticipate generating revenue during this timeframe, but we have allocated these funds as a contingency plan for account receivable delays due to negotiated term payments from tenants and clients.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,600 and is a fixed cost we will incur regardless of the level of raise we achieve.  Office Supplies for the quarter are $125 (based on minimum offering proceeds placed) and $500 (based on 50% of the maximum and the maximum offering proceeds placed).   In the General Working Capital line item we have budgeted $250 (based on minimum proceeds placed), and $375 (based on 50% of maximum proceeds placed), and $$750 (based on maximum proceeds placed) for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses.  Our overall goal for this timeframe is to evaluate, identify and nurture other real estate based revenue generating opportunities.  Additional planned responsibilities include initiating the drafting of a two-year overall business plan utilizing a commissioned sales force.

10-12 MONTHS

   Estimated expenditures this quarter based on Minimum Offering placement - $6,375

   Estimated expenditures this quarter based on 50% of Maximum Offering placement - $6,875

   Estimated expenditures this quarter based on Maximum Offering placement - $7,250

By the fourth quarter of operations, we hope to have a base of tenants to sustain operations.  Any funds not utilized by this time will be reallocated to the working capital line item.  The cost for the Company to keep in compliance and complete our annual audit is budgeted in the Accounting line item for $3,500 and is a fixed cost we will incur regardless of the level of raise we achieve.  In addition, we have budgeted $2,500 for Legal and Professional fees which is again an expense included in all levels of raised funds achieved.  Office Supplies for the quarter are $125 (based on minimum offering proceeds placed) and $500 (based on 50% of the maximum and the maximum offering proceeds placed).  In the General Working Capital line item we have budgeted $250 (based on minimum proceeds placed), and $375 (based on 50% of maximum proceeds placed), and $750 (based on maximum proceeds placed) for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses.  During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness.  In addition, we plan to evaluate our need to hire employees or use contract labor.  This review of our operations to date will allow the Company to make the necessary adjustments and changes to further nurture the growth of the Company.  In addition, this review will provide valuable information for finalizing a two-year overall business plan with emphasis on sales and marketing.  By this stage of our operations we hope to have identified additional real estate based revenue generating opportunities and incorporate them into a two-year business plan.

Note: The Company planned milestones are based on quarters following the closing of the offering.  We currently consider the foregoing project our priority and intend to use the proceeds from this offering for such projects.  Any line item amounts not expended completely, as detailed in the Use of Proceeds, shall be held in reserve as working capital and subject to reallocation to other line item expenditures as required for ongoing operations.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred net loss of $12,318 for the year ended December 31, 2012 and for the period since inception

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  American Boarding Company received a Notice of Effectiveness on its filing Form S-11 from the Securities and Exchange Commission on January 22, 2013 and the Company is offering on a best-efforts basis a minimum of 600,000 and a maximum of 6,000,000 shares of its common stock at a fixed price of $0.05 per share.

For the most recent fiscal year, 2012, the Company incurred a loss in the amount of $12,318. The year’s loss is a result of organizational expenses and expenses associated with setting up the Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2012.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of April 2, 2013, the company was authorized to issue 90,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2012.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.   Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, in this case cash. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of December 31, 2012..

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  Management identified the following material weaknesses:  lack of an audit committee;  lack of a majority of outside directors on our board of directors; and management dominated by a single individual/small group without adequate compensating controls;

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012:

Name	Age	Title
Farshid Raafat	50	Chief Executive Officer, President, and Director.
Reza Noorkayhani	50	Chief Financial Officer, Secretary, Treasurer, Accounting Officer, and Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Farshid Raafat - Chief Executive Officer, President and Director -  From 1999 through current Mr. Raafat has been employed as an Insurance Agent with AAA Insurance, Danville, California.  His scope of responsibilities are within the property claims operation. Mr. Raafat is a Chartered Property & Casualty Underwriter (CPCU), and has the following professional designations: Associate in Management (AIM), Associate in Claims (AIC), Associate in Information Technology (AIT), Associate in Insurance Accounting & Finance (AIAF), and Associate in Reinsurance (ARe). Previous work experience includes ten years employment with NorthCal Insurance Services, Oakland, California.  Mr. Raafat has a MBA from Saint Mary's College of California and bachelor degree in mathematics from Oklahoma State University.

Reza Noorkayhani - Chief Financial Officer, Secretary, Treasurer, Chief Accounting Officer and Director -  Mr. Noorkayhani is a Certified Public Account with the firm Accurate Accounting Consultants, San Francisco, California from 2001 through current.  His duties include providing business planning and analytics for various small and start-up companies.  Preparation of the monthly financial statements.  Manage tax functions, including federal and state income, payroll, and sales use. In May 2009 Mr. Noorkayhani received his license as a California Realtor where he primarily serves the San Francisco Bay area.  Additionally, he has over 10 years of residential housing management experience in San Francisco managing two apartment buildings.  In 2009 Mr. Noorkayhani was the Controller with Cypress Wealth Advisors, LLC, located in San Francisco, California.  Mr. Noorkayhani’s responsibilities included; oversee partnership accounting and portfolio reporting of $500 million to partners, calculate and update monthly fund prices and partnership balances, complete income tax returns for 17 managed partnerships and other business entities, analyze and prepare trust, estate, gift and individual tax returns for high net-worth clients, and liaison with outside auditors to ensure the successful completion of annual audits.  From 2006 -2008 Mr. Noorkayhani was the Controller for The Orphanage Visual Effects Studios located in San Francisco, California.  Responsibilities included; restructured accounting general ledger, controls and procedures for a growing visual effects film company, successfully designed and implemented multi-user Peach Tree Accounting system, establish and implement short- and long-range departmental goals, objectives, policies, and operating procedures, and supervised processing and approval of revenue, expenses and departmental budgets.  Mr. Noorkayhani holds a Master of Science in Business Administration degree from San Francisco State University - 1996, and a Bachelor of Science in Mathematics degree from Philips University, Enid, Oklahoma - 1984.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors, following a merger or other acquisition transaction, will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Farshid Raafat is an officer and a director.  Mr. Raafat does not receive any regular compensation for his services rendered on our behalf. Mr. Raafat did not receive any compensation during the year ended December 31, 2012.

Reza Noorkayhani is a director.  Mr. Noorkayhani does not receive any regular compensation for his services rendered on our behalf. Mr. Noorkayhani did not receive any compensation during the year ended December 31, 2012.

Name and Position	Year*	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Farshid Raafat * Chief Executive Officer, President, and Director	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Reza Noorkayhani * Chief Financial Officer, Secretary, Treasurer, Chief Accounting Officer and Director	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

     *For period from Inception (January 27, 2012) through December 31, 2012

No officer or director is required to make any specific amount or percentage of his business time available to us.

There are no outstanding awards at December 31, 2012.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Name and Position	Year*	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Farshid Raafat * Chief Executive Officer, President, and Director	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Reza Noorkayhani * Chief Financial Officer, Secretary, Treasurer, Chief Accounting Officer and Director	*	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

     *For period from Inception (January 27, 2012) through December 31, 2012

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 30, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial	Currently
Class	Owner of Shares (1)	Ownership (2)	Outstanding

Common	Farshid Raafat, (1)	1,360,000	16%
	Chief Executive Officer,
	President and Director

Common	Reza Noorkayhani (1)	1,360,000	16%
	Chief Financial Officer,
	Secretary, Treasurer and Director

Common	Paramount Capital Inc. (3)	3,655,000	43%

Common	Hooshang Davanloo (1)	680,000	8%
	Development Manager

Common	Alexander Asemi (1)	595,000	7%
	Marketing Director

Common	Mohamad Etehadieh (1)	425,000	5%
	Construction & Remodeling Manager

Common	Joseph Marshall (1)	425,000	5%
	Development Manager

All officers and Directors as a Group		2,720,000	32%

1.  The address of each executive officer, director and beneficial owner c/o American Boarding Company, 358 Frankfort Street, Daly City, California 94014.

2.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.  Mr. Billy Liberman has control over the company’s common shares that are held by Paramount Capital.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

DKM Certified Public Accountants is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed DKM Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $4,000  for the fiscal years ended December 31, 2012.

Audit-Related Fees

There were no fees billed by DKM Certified Public Accountants for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2012.

Tax Fees

The aggregate fees billed by DKM Certified Public Accountants for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2012.

There were no fees billed by DKM Certified Public Accountants for other products and services for the fiscal years ended December 31, 2012.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (DKM Certified Public Accountants, April 15, 2013)

•

Balance Sheets at December 31, 2012

•

Statements of Operations for the year ended December 31, 2012 and for the cumulative period from January 27, 2012 (Inception) to April 30, 2012

•

Statements of Changes in Shareholders’ Deficiency for the period from January 27, 2012 (Date of Inception)  to December 31, 2012

•

Statements of Cash Flows for the year ended December 31, 2012, and for the cumulative period from January 27, 2012 (Date of Inception) to December 31, 2012

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2013

By: /s/ Farshid Raafat
Farshid Raafat, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2013

By: /s/ Farshid Raafat
Farshid Raafat, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 16, 2013

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

American Boarding Company

Daly City, California

We have audited the accompanying balance sheet of American Boarding Company, Inc. as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period January 27, 2012 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Boarding Company, Inc.  as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period January 27, 2013 (date of inception) through December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net losses and negative cash flow from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

Clearwater, Florida

April 15, 2013

American Boarding Company

(A Development Stage Entity)

BALANCE SHEET

December 31, 2012

Total Assets	$434.59

LIABILITIES AND CAPITAL

Current Liabilities

Total Current Liabilities	0.00

Long-Term Liabilities

Total Long-Term Liabilities	0.00

Total Liabilities	0.00

Capital
Common Stock	$8,500.00
Paid in Capital	2,753.00
Net Income	(10,818.41)

Total Capital	434.59

Total Liabilities & Capital	$434.59

The accompanying notes are an integral part of these financial statements.

American Boarding Company

(A Development Stage Entity)

STATEMENTS OF OPERATIONS

January 27, 2012
(inception)
through
December 31, 2012
(audited)

Revenues	$-

EXPENSES
Operating Expenses
Professional/Legal Fees	4,750
General and administrative	1,973
Outside Contractors	4,845
Total operating expenses	11,568

Net loss from operations	(11,568)

Other income (expense)
Interest expense	-
Income taxes	-

NET LOSS	$(11,568)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,500,000

The accompanying notes are an integral part of these financial statements.

American Boarding Company

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at Inception, January 27, 2012	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common stock to founders, January 27, 2012 valued at $0.001 per share	-	-	8,500,000	8,500	-		8,500

Net loss (audited)						(5,768)	(5,768)

Balance, December 31, 2012	-	$ -	8,500,000	$ 8,500	$ -	$ (12,318)	$ 2,732

Contribution from Shareholder 4/4/2012	-	-	-	-	1,753		1,753
Contribution from Shareholder 5/14/2012	-	-	-	-	1,000		1,000

Net loss (audited)						(12,318)	(5,800)

Balance, December 31, 2012	-	$ -	8,500,000	$ 8,500	$ 2,753	$ (12,318)	$ (3,318)

The accompanying notes are an integral part of these financial statements.

American Boarding Company

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	Current Month	Year to Date
Revenues

Total Revenues	0.00	0.00

Cost of Sales

Total Cost of Sales	0.00	0.00

Gross Profit	0.00	0.00

Expenses
Bank Charges	$0.00	$78.00
License and Fees	0.00	1,868.38
Legal & Professional Fees	0.00	4,000.00
Office Expense	0.00	27.03
Outside Contractors	0.00	4,845.00

Total Expenses	0.00	10,818.41

Net Income	$0.00	$(10,818.41)

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Year Ended December 31, 2012

1.  Nature of Operations and Significant Accounting Policies

Nature of Operations

American Boarding Company (“the Company” or “ABC”) was incorporated in the State of Delaware on January 27, 2012.  American Boarding Company is a real estate based company with a principle business objective of acquisition, design, development, lease, and management services of student housing communities located within close proximity of colleges and universities in the United States.

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

Development Stage Company

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The Financial Statements have been prepared in conformity with U.S. GAAP, which requires using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these good faith estimates and judgments.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. Cash and cash equivalents totaled $435 at December 31, 2012

Long-lived assets and intangible property:

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets and  ASC 350, Intangibles - Goodwill and Other.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

The Company did not recognize any impairment losses for any periods presented.

Share-based expenses

ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity - Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $0 for the period ending December 31, 2012

Revenue recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0  fo the year ending December 31, 2012.

Income taxes

The Company accounts for income taxes in accordance with the provisions of  ASC 740, Income Taxes,Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (loss) per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of  December 31, 2012and, thus, anti-dilution issues are not applicable.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases, including standards that have been issued or proposed by FASB that do not require adoption until a future date, and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

2.  Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet emerged from its development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has not recognized an income tax benefit for its operating losses generated from operations, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes, for the periods ended December 31, is as follows:

2012
Current provision
Income tax provision (benefit) at statutory rate	$ (1,900)
State income tax expense (benefit), net of federal benefit	(200)
subtotal	(2,100)
Valuation allowance	2,100.
$ --

 As of December 31, 2012 the Company has a net operating loss carry forward in the amount of $12,318  .  The NOLs will begin expiring in 2032

4.  Related Party Transactions

American Boarding Company uses an administrative office located at 358 Frankfort Street, Daly City, California 94014.  Mr. Noorkayhani, who is an officer and director of the Company, provides the office space free of charge and no lease exists.  We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

The Company does not have an employment contract with its key employee, who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.  Equity

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is ninety million (90,000,000) common shares with a par value of $.001, of which 8,500,000 have been issued to the founders at par value ($8,500).  The Company intends to issue additional shares in an effort to raise capital to fund its operations.  Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at December 21, 2012.

There are no warrants or options issued or outstanding as of December 31, 2012.

6.  Commitments and Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

7.  Subsequent events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.