Form 10-Q
period 2013-03-31
American Boarding Co
filed 2013-05-16
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-180838

AMERICAN BOARDING COMPANY

(Exact name of small business issuer as specified in its charter)

Delaware	45-4507811
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

358 Frankfort Street, Daly City, California 94104

(Address of Principal Executive Offices)

(415) 586-8100

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X        No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2013:   8,500,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes X  No ___

Transitional Small Business Disclosure Format (Check One) Yes ___ No X

Item 1.  FINANCIAL STATEMENTS

AMERINCAN BOARDING COMPANY

Financial Statements

Page
Financial Statements:
Balance Sheets, March 31, 2013 (unaudited) and December 31, 2012 (audited)	4
Statement of Operations, for the three month period ended March 31, 2013 (unaudited) and for the period January 27, 2012 (date of inception) through December 31, 2012 (audited)	5
Statement of Changes in Stockholders’ Equity (Deficit), for the period January 27, 2012 (date of inception) through March 31, 2012 (unaudited)	6
Statements of Cash Flows, for the three month period ended March 31, 2013 (unaudited) and for the period January 27, 2012 (date of inception) through December 31, 2012 (audited)	7
Notes to Financial Statements (unaudited)	8

American Boarding Company
(A Development Stage Company)
Balance Sheets
	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$435	$435
Total Current Assets	435	435

TOTAL ASSETS	$435	$435

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,950	$-
Total Current Liabilities	4,950	-

TOTAL LIABILITIES	4,950	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
0 shares issued and outstanding	-	-
Common stock: 90,000,000 authorized; $0.001 par value
8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	2,753	2,753
Accumulated deficit during development stage	(15,768)	(10,818)
Total Stockholders' Deficit	(4,515)	435

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435	$435

See notes to unaudited financial statements

American Boarding Company
(A Development Stage Company)
Statements of Operations (unaudited)
			January 27, 2012
	For the Three Months Ended		(inception)
	March 31,		March 31,
	2013	2012	2013
Revenues	$-	$-	$-

Operating Expenses
Professional	4,750	-	9,500
General and administrative	200	-	2,173
Consulting and contractors	-	-	4,095
Depreciation and amortization	-	-	-
Total operating expenses	4,950	-	15,768

Net loss from operations	(4,950)	-	(15,768)

Other income (expense)
Interest expense	-	-	-
Income taxes	-		-

Net loss	$(4,950)	$-	$(15,768)

Basic and diluted loss per share	$(0.00)	$-

Weighted average number of
shares outstanding	8,500,000	8,500,000

See notes to unaudited financial statements

American Boarding Company
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid in	Accum
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 27, 2012 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common shares issued to founders, January 27, 2012			8,500,000	8,500	-		8,500

Forgiveness of debts of shareholders:
April 4, 2012					1,753		1,753
May 14, 2012					1,000		1,000

Net loss						(10,818)	(10,818)

Balance as of December 31, 2012	-	-	8,500,000	8,500	2,753	(10,818)	435

Net loss (unaudited)						(4,950)	(4,950)

Balance, March 31, 2013	-	$ -	8,500,000	$ 8,500	$ 2,753	$ (15,768)	$ (4,515)

See notes to unaudited financial statements

American Boarding Company
(A Development Stage Company)
Statements of Cash Flows

			January 27, 2012
			(inception)
			through
	March 31,		March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,950)	$-	$(15,768)
Changes in assets and liabilities:
Accounts payable	4,950	-	7,703
Net Cash Used in Operating Activities	-	-	(8,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	8,500
Net Cash Provided by Financing Activates	-	-	8,500

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	435	-	435
Cash and cash equivalents, end of period	$435	$-	$435

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Forgiveness of debt, shareholder	$-	$-	$2,753

See notes to unaudited financial statements

AMERICAN BOARDING COMPANY

(A Development Stage Entity)

Notes to the Financial Statements

As of March 31, 2013 (unaudited) and December 31, 2012 (audited)

and for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period January 27, 2012 (date of inception) through March 31, 2013 (unaudited)

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

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

Development Stage Company

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Share-based expense was $0 for the period ending March 31, 2013

Revenue recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the period ending March 31, 2013.

Income taxes

The Company accounts for income taxes in accordance with the provisions of  ASC 740, Income Taxes, Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company does not have any potentially dilutive instruments as of March 31, 2013 and, thus, anti-dilution issues are not applicable.

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes, for the periods ended March 31, is as follows:

2013
Current provision
Income tax provision (benefit) at statutory rate	$ (1,900)
State income tax expense (benefit), net of federal benefit	(200)
Subtotal	(2,100)
Valuation allowance	2,100.
$ --

 As of March 31, 2013 the Company has a net operating loss carry forward in the amount of $15,768.  The NOLs will begin expiring in 2032

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at March 31, 2013.

Warrants and Options

There are no warrants or options issued or outstanding as of March 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (January 27, 2012) through March 31, 2013. For the period from inception, January 27, 2012 through the quarter ended March 31, 2013, the registrant recognized a net loss of $15,768. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

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

Critical Accounting Policies

Sector 5, Inc. financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101 Interactive Data files pursuant to Regulation S-T

(b)

Reports on Form 8-K

On May 14, 2013 an 8-K was filed regarding notice of a Change in Registrant’s Certifying Accountant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: May 15, 2013

By: /s/ Farshid Raafat
Farshid Raafat, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2013

By: /s/ Farshid Raafat
Farshid Raafat, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 15, 2013

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)