Form 10-Q
period 2013-06-30
American Boarding Co
filed 2013-08-12
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2013: 8,500,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [  ]

Transitional Small Business Disclosure Format (Check One) Yes [  ]  No [X]

ITEM 1.  FINANCIAL STATEMENTS

AMERINCAN BOARDING COMPANY

Financial Statements

Page
Financial Statements:
Balance Sheets, June 30, 2013 (unaudited) and December 31, 2012 (audited)	F-1
Statement of Operations, for the six month period ended June 30, 2013 (unaudited) and for the period January 27, 2012 (date of inception) through December 31, 2012 (audited)	F-2
Statement of Changes in Stockholders’ Equity (Deficit), for the period January 27, 2012 (date of inception) through June 30, 2013 (unaudited)	F-3
Statements of Cash Flows, for the six month period ended June 30, 2013 (unaudited) and for the period January 27, 2012 (date of inception) through December 31, 2012 (audited)	F-4
Notes to Financial Statements (unaudited)	F-5

American Boarding Company
(A Development Stage Company)
Balance Sheets
	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$435	$435
Total Current Assets	435	435

TOTAL ASSETS	$435	$435

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,710	$-
Total Current Liabilities	6,710	-

TOTAL LIABILITIES	6,710	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
0 shares issued and outstanding	-	-
Common stock: 90,000,000 authorized; $0.001 par value
8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	2,753	2,753
Accumulated deficit during development stage	(17,528)	(10,818)
Total Stockholders' Deficit	(6,275)	435

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435	$435

See notes to unaudited financial statements

American Boarding Company
(A Development Stage Company)
Statements of Operations (unaudited)

					January 27, 2012
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	400	694	600	694	2,573
Contractors	-	-	-		4,845
Professional	1,360	4,000	6,110	4,000	10,110
Total operating expenses	1,760	4,694	6,710	4,694	17,528

Net loss	$(1,760)	$(4,694)	$(6,710)	$(4,694)	$(17,528)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
shares outstanding	8,500,000	8,500,000	8,500,000	8,500,000

See notes to unaudited financial statements

American Boarding Company
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid in	Accum
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 27, 2012 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common shares issued to founders, January 27, 2012			8,500,000	8,500	-		8,500

Forgiveness of debts of shareholders:
April 4, 2012					1,753		1,753
May 14, 2012					1,000		1,000

Net loss						(10,818)	(10,818)

Balance as of December 31, 2012	-	-	8,500,000	8,500	2,753	(10,818)	435

Net loss (unaudited)						(6,710)	(6,710)

Balance, June 30, 2013	-	$ -	8,500,000	$ 8,500	$ 2,753	$ (17,528)	$ (6,275)

See notes to unaudited financial statements

American Boarding Company
(A Development Stage Company)
Statements of Cash Flows

			January 27, 2012
			(inception)
			through
	June 30,		June 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,710)	$(4,694)	$(17,528)
Changes in assets and liabilities:
Accounts payable	6,710	-	6,710
Net Cash Used in Operating Activities	-	(4,694)	(10,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans		3,000	2,753
Issuance of common stock	-	-	8,500
Net Cash Provided by Financing Activates	-	3,000	11,253

Net increase (decrease) in cash and cash equivalents	-	(1,694)	435
Cash and cash equivalents, beginning of period	435	2,485	-
Cash and cash equivalents, end of period	$435	$791	$435

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Forgiveness of debt, shareholder	$-	$-	$2,753

See notes to unaudited financial statements

AMERICAN BOARDING COMPANY

(A Development Stage Entity)

Notes to the Financial Statements

As of June 30, 2013 (unaudited) and December 31, 2012 (audited)

and for the three and six month periods ended June 30, 2013 and 2012 (unaudited) and for the period January 27, 2012 (date of inception) through June 30, 2013 (unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. Cash and cash equivalents totaled $435 at June 30, 2013.

Long-lived assets and intangible property

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

Share-based expense was $0 for the periods ending June 30, 2013 and 2012

Revenue recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the periods ending June 30, 2013 and 2012.

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

The Company does not have any potentially dilutive instruments as of June 30, 2013 and, thus, anti-dilution issues are not applicable.

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes, for the periods ended June 30, is as follows:

2013
Current provision
Income tax provision (benefit) at statutory rate	$(1,900)
State income tax expense (benefit), net of federal benefit	(200)
Subtotal	(2,100)
Valuation allowance	2,100.
$--

As of December 31, 2012 the Company has a net operating loss carry forward in the approximate amount of $10,000.  The NOLs will begin expiring in 2032.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at June 30, 2013.

Warrants and Options

There are no warrants or options issued or outstanding as of June 30, 2013.

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

Results of Operation

The Company did not have any operating income from inception (January 27, 2012) through June 30, 2013.  The Company incurred losses of $1,760, $4,694, $6,710, $4,694 and $17,528 for the three and six month periods ending June 30, 2013 and 2012 and for the period January 27, 2012 (date of inception) through June 30, 2013, respectively.  The losses were the result of general and administrative expenses; comprised of costs mainly associated with legal, accounting and associated costs of public filing.

Liquidity and Capital Resource

The Company has insufficient cash to meet its current cash flow requirements.  The Company relies on and anticipates temporary financial support from its majority owner, however there is no written commitment for such funding. The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  American Boarding Company received a Notice of Effectiveness on its filing Form S-11 from the Securities and Exchange Commission on January 22, 2013 and the Company is offering on a best-efforts basis a minimum of 600,000 and a maximum of 6,000,000 shares of its common stock at a fixed price of $0.05 per share.

Critical Accounting Policies

American Boarding Company financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

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

Date: August 6, 2013

By: /s/ Farshid Raafat
Farshid Raafat, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 6, 2013

By: /s/ Farshid Raafat
Farshid Raafat, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 6, 2013

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)