Form 10-Q
period 2013-09-30
American Boarding Co
filed 2013-12-19
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2013:   8,500,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]  No [  ]

Transitional Small Business Disclosure Format (Check One) Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 4. Control and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  FINANCIAL STATEMENTS

AMERINCAN BOARDING COMPANY

Financial Statements

Page
Financial Statements:
Balance Sheets, September 30, 2013 (unaudited) and December 31, 2012 (audited)	4
Statement of Operations (unaudited), for the three and nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period January 27, 2012 (date of inception) through September 30, 2013	5
Statement of Changes in Stockholders’ Equity (Deficit), for the period January 27, 2012 (date of inception) through September 30, 2013 (unaudited)	6
Statements of Cash Flows (unaudited), for the nine month periods ended September 30, 2013 and 2012 and for the period January 27, 2012 (date of inception) through September 30, 2013	7
Notes to Financial Statements (unaudited)	8-13

American Boarding Company

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$569	$435
Total Current Assets	569	435

TOTAL ASSETS	$569	$435

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,145	$-
Total Current Liabilities	4,145	-

TOTAL LIABILITIES	4,145	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
0 shares issued and outstanding	-	-
Common stock: 90,000,000 authorized; $0.001 par value
8,500,000 and 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid in capital	8,753	2,753
Accumulated deficit during development stage	(20,829)	(10,818)
Total Stockholders' Deficit	(3,576)	435

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$569	$435

See notes to unaudited financial statements

American Boarding Company

(A Development Stage Company)

Statement of Operations

(unaudited)

					January 27, 2012
	For the Three Months Ended		For the Nine Ended		(inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	1,607	450	2,301	1,050	4,274
Compensation	2,000	-	6,000	-	10,000
Stock based compensation	-	-	-	-	-
Professional	1,710	4,750	1,710	4,750	6,555
Research and development	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Total operating expenses	5,317	5,200	10,011	5,800	20,829

Net loss from operations	(5,317)	(5,200)	(10,011)	(5,800)	(20,829)

Income taxes	-	-	-	-	-

Net loss	$(5,317)	$910	$(10,011)	$(5,800)	$(20,829)

Basic and dilutive loss per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	8,500,000	8,500,000	8,500,000	8,500,000

See notes to unaudited financial statements

American Boarding Company

(A Development Stage Company)

Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 27, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Common shares issued to founders, January 27, 2012			8,500,000	8,500	-		8,500

Forgiveness of debts of shareholders:
April 4, 2012					1,753		1,753
May 14, 2012					1,000		1,000

Net loss						(10,818)	(10,818)

Balance as of December 31, 2012	-	-	8,500,000	8,500	2,753	(10,818)	435

Forgiveness of debts of shareholder, September 2013					6,000		6,000

Net loss (unaudited)						(10,011)	(10,011)

Balance, September 30, 2013	-	$-	8,500,000	$8,500	$8,753	$(20,829)	$(3,576)

See notes to unaudited financial statements

American Boarding Company

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			January 27, 2012
			(inception)
	For the Nine Months Ending		through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,011)	$-	$(20,829)
Adjustment to reconcile Net Income to net
cash provided by operations:
Changes in operating assets and liabilities:
Accounts payable	4,145	-	4,145
Total adjustments	4,145	-	4,145
Net Cash (Used in) Provided By Operating Activities	(5,866)	-	(16,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	-	-	2,753
Proceeds from Loan(s)	6,000	-	6,000
Proceeds from issuance of stock	-	-	8,500
Net Cash (Used in) Provided by Financing Activities	6,000	-	17,253

Net increase (decrease) in cash and cash equivalents	134	-	569
Cash and cash equivalents, beginning of period	435	-	-
Cash and cash equivalents, end of period	$569	$-	$569

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Forgiveness of shareholder debt	$6,000	$-	$8,753

See notes to unaudited financial statements

AMERICAN BOARDING COMPANY

(A Development Stage Entity)

Notes to the Financial Statements

As of September 30, 2013 (unaudited) and December 31, 2012 (audited)

and for the three and nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period January 27, 2012 (date of inception)

through September 30, 2013 (unaudited)

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

The Company currently has no real or intangible properties and therefore did not recognize any impairment losses for any periods presented.

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

Share-based expense was $0 for the periods ending September 30, 2013 and 2012

Revenue recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the periods ending September 30, 2013 and 2012.

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

The Company does not have any potentially dilutive instruments as of September 30, 2013 and, thus, anti-dilution issues are not applicable.

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes, for the periods ended September 30, is as follows:

2013
Current provision
Income tax provision (benefit) at statutory rate	$(7,100)
State income tax expense (benefit), net of federal benefit	(800)
Subtotal	(7,900)
Valuation allowance	7,900.
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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at September 30, 2013.

Warrants and Options

There are no warrants or options issued or outstanding as of September 30, 2013.

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

7.  Subsequent events

Management has evaluated subsequent events through the date the financial statements were issued, date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

Results of Operation

The Company did not have any operating income from inception (January 27, 2012) through September 30, 2013.  The Company incurred losses of $5,317, $5,200, $10,011, $5,800 and $20,829 for the three and nine month periods ending September 30, 2013 and 2012 and for the period January 27, 2012 (date of inception) through September 30, 2013, respectively.  The losses were the result of general and administrative expenses; comprised of costs mainly associated with legal, accounting and associated costs of public filing.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.

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

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: October 16, 2013

By: /s/ Farshid Raafat
Farshid Raafat, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 16, 2013

By: /s/ Farshid Raafat
Farshid Raafat, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 16, 2013

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)