Form 10-K
period 2013-12-31
American Boarding Co
filed 2014-04-17
CIK 1547530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

          For the year ended December 31, 2013, the issuer had no revenues.

         As of December 31, 2013 and to date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 2, 2013 was 9,100,000 shares.

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

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

American Boarding Company was incorporated in the State of Delaware on January 27, 2013 under the same name. Since inception, American Boarding Company has not generated revenues and has accumulated losses in the amount of $118,669 as of December 31, 2013.  American Boarding Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

American Boarding Company plans to capitalize on the down-turn in real estate market while taking advantage of the increasing rental housing market.  Trulia is a leader in reporting earliest available trends in the real estate and rental marketplace in the United States.   Trulia reports that in May 2013 rents accelerated to 6% nationally over a year-to-year comparison and San Francisco lead the nation as rents rose 14.4% in May 2013.  (Source: http://blog.sfgate.com/ontheblock/2013/06/07/national-rents-way-up-will-more-renters-become-buyers Trulia is an online residential real estate site for home buyers, sellers, renters and real estate professionals. It lists properties for sale and rent as well as neighborhood information and community insights).  Meanwhile lending rates have been lowest in decades.

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

If we begin to generate profits, we will increase our marketing and sales activity accordingly.  We estimate occupancies to begin approximately six months following closing of the offering

Our principal business is to be a provider of housing communities and services through understanding and commitment to our residents, partners, and our investors. Our team is our strength through planned dedication to excellence and integrity. We are led by the commitment, expertise and innovation of our team. We plan to achieve our mission by providing quality, unique collegiate housing, real estate development services and property management solutions.

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

WE ARE A DEVELOPMENT STAGE COMPANY. THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on January 27, 2013; we have not yet commenced our full scale business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

AUDITOR’S GOING CONCERN

As shown in the financial statements accompanying this prospectus, American Boarding Company has had no revenues to date and has incurred only losses since its inception.  The Company has had no operations and has been issued a “going concern” opinion from our auditors, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

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

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of December 31, 2013 and to date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

(b) Holders. As of April 2, 2014, there were 37 record holders of all of our issued and outstanding shares of Common Stock.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred net loss of $107,851 for the year ended December 31, 2013 and $10,818 for the period January 27, 2012 (Inception) through December 31, 2012.

Liquidity and Capital Resources

We had cash of $7,483 and 483 as of December 31, 2013 and 2012.

Cash Used In Operating Activities

We used cash in operating activities of $60,202 for the year ended December 31, 2013 and $10,818 for the period January 27, 2012 through December 31, 2012. Cash used in operating activities was funded by cash from financing activities.

Cash Form Financing Activities

As of December 31, 2013 the Company has funded its initial operations through issuance of stock $36,000 and issuance of debt $31,250 for the year ended December 31, 2013 the company issued stock for $11,253 for the period January 27, 2012 through December 31, 2012.

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  American Boarding Company received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on January 22, 2013 and the Company is offering on a best-efforts basis a minimum of 600,000 and a maximum of 6,000,000 shares of its common stock at a fixed price of $0.05 per share.

For the most recent fiscal year, 2013, the Company incurred a loss in the amount of $107,851. The year’s loss is a result of organizational expenses and expenses associated with setting up the Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2013.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-19.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  Management identified the following material weaknesses:  lack of an audit committee;  lack of a majority of outside directors on our board of directors; and management dominated by a single individual/small group without adequate compensating controls;

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013:

Name	Age	Title

Farshid Raafat	52	Chief Executive Officer, President, and Director.
Reza Noorkayhani	52	Chief Financial Officer, Secretary, Treasurer, Accounting Officer, and Director

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

Reza Noorkayhani - Chief Financial Officer, Secretary, Treasurer, Chief Accounting Officer and Director -

Mr. Noorkayhani is an active California Realtor where he primarily serves the San Francisco Bay area.  Additionally, he has over 10 years of residential housing management experience in San Francisco handling tenant and regulatory matters for multi-tenant apartment buildings

Mr. Noorkayhani is also a Certified Public Accountant with the firm Accurate Accounting Consultants, San Francisco, California .Mr. Noorkayhani manages accounting and administrative functions, including Preparation of the monthly financial statements.

Acting as the Controller with Cypress Wealth Advisors, LLC, in San Francisco, California,  Mr. Mr. Noorkayhani oversaw partnership accounting and portfolio reporting of $500 million to partners, calculate and update monthly fund prices and partnership balances, complete income tax returns for 17 managed partnerships and other business entities, analyze and prepare trust, estate, gift and individual tax returns for high net-worth clients, and liaison with outside auditors to ensure the successful completion of annual audits. Mr. Noorkayhani holds a Master of Science in Business Administration degree from San Francisco State University - 1996, and a Bachelor of Science in Mathematics degree from Philips University, Enid, Oklahoma.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors, following a merger or other acquisition transaction, will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Farshid Raafat is an officer and a director.  Mr. Raafat does not receive any regular compensation for his services rendered on our behalf. Mr. Raafat did not receive any compensation during the year ended December 31, 2013.

Reza Noorkayhani is a director.  Mr. Noorkayhani does not receive any regular compensation for his services rendered on our behalf. Mr. Noorkayhani received $4,300 for accounting services during the year ended December 31, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31,, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

3.  Mr. Alan Law has control over the company’s common shares that are held by Paramount Capital.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & Associates, LLP Certified Public Accountants is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed KLJ & Associates, LLP Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,500  for the fiscal year ended December 31, 2013.

Audit-Related Fees

There were no fees billed by KLJ & Associates, LLP Certified Public Accountants for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2013.

Tax Fees

The aggregate fees billed by KLJ & Associates, LLP Certified Public Accountants for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2013.

There were no fees billed by KLJ & Associates, LLP Certified Public Accountants for other products and services for the fiscal years ended December 31, 2013.

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

•

Report of Independent Registered Public Accounting Firm KLJ & Associates, LLP Certified Public Accountants, (April 11, 2014)

•

Balance Sheets at December 31, 2013 and 2012

•

Statements of Operations for the years ended December 31, 2013 and for the period from January 27, 2012 (Inception) to December 31, 2012 and the period from January 27, 2012 (Inception) to December 31, 2013

•

Statements of Changes in Shareholders’ Equity (Deficit) for the period from January 27, 2012 (Date of Inception)  to December 31, 2013

•

Statements of Cash Flows for the year ended December 31, 2013, and for the cumulative period from January 27, 2012 (Date of Inception) to December 31, 2012 and the period from January 27, 2012 (Inception) to December 31, 2013

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: April 15, 2014

By: /s/ Farshid Raafat
Farshid Raafat, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2014

By: /s/ Farshid Raafat
Farshid Raafat, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 15, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Boarding Company

We have audited the accompanying balance sheets of American Boarding Company (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013 and for the period January 27, 2012 (Inception) through December 31, 2012 and for the period January 27, 2012 (Inception) through December 31, 2013. American Boarding Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of American Boarding Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period January 27, 2012 (Inception) through December 31, 2012  and for the period January 27, 2012 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 and for the period January 27, 2012 (Inception) through December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

April 17,  2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

AMERICAN BOARDING COMPANY (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$7,483	$435
Prepaid expenses	93,750	-

Total Current Assets	101,233	435

Total Assets	$101,233	$435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	16,399	-
Convertible notes payable, net of discount	$31,250	$-

Total Liabilities	47,649	-

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 and 8,500,00 shares issued and outstanding as of December 31, 2013 and 2012, respectively	9,100	8,500
Additional paid-in capital	163,153	2,753
Deficit accumulated during the development stage	(118,669)	(10,818)

Total Stockholders’ Equity (Deficit)	53,584	435

Total Liabilities and Stockholders’ Equity (Deficit)	$101,233	$435

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Period from January 27, 2012 (Inception) to December 31, 2012	Period from January 27, 2012 (Inception) to December 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Licenses and fees	1,900	-	1,900
Professional fees	71,903	4,000	75,903
Outside contractors	1,020	4,845	5,865
General and Administrative	1,778	1,973	3,751
TOTAL OPERATING EXPENSES	76,601	10,818	87,419

LOSS FROM OPERATIONS	(76,601)	(10,818)	(87,419)

OTHER INCOME (EXPENSES)
Interest expense	(31,250)	-	(31,250)
TOTAL OTHER INCOME (EXPENSE)	(31,250)	-	(31,250)

INCOME BEFORE INCOME TAX	(107,851)	(10,818)	(118,669)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(107,851)	$(10,818)	$(118,669)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,628,219	8,600,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) CUMULTIVE PERIODS JANUARY 27, 2012 (INCEPTION) THROUGH DECEMBER 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
BALANCE - January 27, 2012	-	$-		$-	$-	$-	$-

Issuance of common stock to founders, January 27, 2012 valued at $0.001 per share	-	-	8,500,000	8,500	-	-	8,500

Shareholder contributions	-	-	-	-	2,753	-	2,753

Net Income (Loss)	-	-	-	-	-	(10,818)	(10,818)

BALANCE - December 31, 2012	-	-	8,500,000	8,500	2,753	(10,818)	435

Issuance of common stock, October 22, 2013 valued at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Shareholder contributions	-	-	-	-	6,000	-	6,000

Issuance of Convertible notes payable					125,000		125,000

Net Income (Loss)	-	-	-	-	-	(107,851)	(107,851)

BALANCE - December 31, 2013	-	$-	9,100,000	$9,100	$163,153	$(118,669)	$53,584

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013	Period January 27, 2012 (Inception) through December 31, 2012	Period from January 27, 2012 (inception) through December 31, 2013
Cash flows from operating activities:
Net loss	$(107,851)	$(10,818)	$(118,669)

Beneficial conversion - convertible debt	125,000	-	125,000

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	(93,750)	-	(93,750)
Accounts payable and accrued expenses	16,399	-	16,399

Net cash used in operating activities	(60,202)	(10,818)	(71,020)

Cash flows from financing activities:
Proceeds notes payable	31,250	-	31,250
Proceeds from sale of common stock	36,000	11,253	47,253

Net cash provided by financing activities	67,250	11,253	78,503

Net increase (decrease) in cash	7,048	435	7,483

Cash, beginning of the period	435	-	-
Cash, end of the period	$7,483	$435	$7,483

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

American Boarding Company (“the Company” or “ABC”) was incorporated in the State of Delaware on January 27, 2013.  American Boarding Company is a real estate based company with a principle business objective of acquisition, design, development, lease, and management services of student housing communities located within close proximity of colleges and universities in the United States.

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $7,483 and $435 of cash as of December 31, 2013 and 2012, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Share-based expense was $0 for the year ending December 31, 2013 and for period ending December 31, 2012.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the year ending December 31, 2013.

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

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2013 and 2012 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

The Company does not have any potentially dilutive instruments as of December 31, 2013 and, thus, anti-dilution issues are not applicable.

Recent Accounting Pronouncements

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

NOTE 3 - GOING CONCERN

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On October 4, 2013, the Company issued a $125,000 convertible promissory note, with a term of one year, as consideration for consulting services to be rendered over a 12 month period.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  As of December 31, 2013, $93,750 of the note discount remains unamortized.

NOTE 5 - INCOME TAXES

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

As of December 31, 2013 the Company has a net operating loss carry forward in the amount of $118,669.  The NOLs will begin expiring in 2032.

The provision for Federal income tax consists of the following:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$16,178	16,122
Less: valuation allowance	(16,178)	(16,122)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$107,851	10,818
Less: valuation allowance	(107,851)	(10,818)
Net deferred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $118,669 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - EQUITY

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is ninety million (90,000,000) common shares with a par value of $0.001, of which 8,500,000 have been issued to the founders at par value ($8,500).

During the year ended December 31, 2013 600,000 common shares were issued to investors through private offerings.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $0.001.  There are no preferred shares issued or outstanding at December 21, 2013 and 2012.

There are no warrants or options issued or outstanding as of December 31, 2013.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.