Form 10-Q
period 2014-03-31
American Boarding Co
filed 2014-05-14
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-180838

AMERICAN BOARDING COMPANY
(Exact name of small business issuer as specified in its charter)

Delaware	45-4507811
(State or other jurisdiction of incorporation Ororganization)	(I.R.S. Employer Identification No.)

358 Frankfort Street, Daly City, California 94104
(Address of Principal Executive Offices)

(415) 283-7257
(Issuer’s telephone number)

_________________________________________________
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 9,100,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☒

ITEM 1. FINANCIAL STATEMENTS

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 For the Three Months Ended March 31, 2014 and 2013

Table of Contents

Page
Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and from January 12, 2012 (Inception) through March 31, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and from January 12, 2012 ( Inception) through March 31, 2014 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F-4

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$521	$7,483
Prepaid expenses	62,500	93,750

Total Current Assets	63,021	101,233

Total Assets	$63,021	$101,233

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	16,699	16,399
Notes Payable	$64,000	$31,250

Total Liabilities	80,699	47,649

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Additional paid-in capital	131,903	163,153
Deficit accumulated during the development stage	(158,681)	(118,669)

Total Stockholders’ Equity (Deficit)	17,678	53,584

Total Liabilities and Stockholders’ Equity (Deficit)	$63,021	$101,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from January 27, 2012 (Inception) to March 31, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	8,350	4,750	84,253
General and Administrative	412	200	11,928
TOTAL OPERATING EXPENSES	8,762	4,950	96,181

LOSS FROM OPERATIONS	(8,762)	(4,950)	(96,181)

OTHER INCOME (EXPENSES)
Interest expense	31,250	-	62,500
TOTAL OTHER INCOME (EXPENSE)	(31,250)	-	(62,500)

INCOME BEFORE INCOME TAX	(40,012)	-	(158,681)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(40,012)	$(4,950)	$(158,681)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,100,000	8,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from January 27, 2012 (inception) through March 31, 2014
Cash flows from operating activities:
Net loss	$(40,012)	$(4,950)	$(158,681)

Beneficial conversion-convertible debt	-	-	125,000

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	31,250	-	(62,500)
Accounts payable and accrued expenses	300	4,950	16,699

Net cash used in operating activities	(8,462)	-	(79,482)

Cash flows from financing activities:
Proceeds notes payable	1,500	-	32,750
Proceeds from sale of common stock	-	-	47,253

Net cash provided by financing activities	1,500	-	80,003

Net increase (decrease) in cash	(6,962)	-	521

Cash, beginning of the period	7,483	435	-
Cash, end of the period	$521	$435	$521

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

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

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

The Company formed a subsidiary in State of Nevada “Lucky Realty, Inc.” on January 27, 2014 to manage the company’s operations.

The consolidated financial statements include the accounts of American Boarding, Inc. and Lucky Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $521 and $7,483 of cash as of March 31, 2014 and December 31, 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-Lived Assets and Intangible Property

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets and ASC 350, Intangibles – Goodwill and Other. Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

The Company did not recognize any impairment losses for any periods presented.

Share-Based Expenses

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $0 for the period ending March 31, 2014.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the three months ended March 31, 2014.

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

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company does not have any potentially dilutive instruments as of March 31, 2014 and, thus, anti-dilution issues are not applicable.

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

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from its development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On October 4, 2013, the Company issued a $125,000 convertible promissory note, with a term of one year, as consideration for consulting services to be rendered over a 12 month period. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. As of March 31, 2014, $62,500 of the note discount remains unamortized.

NOTE 6 – RELATED PARTY TRANSACTIONS

American Boarding Company uses an administrative office located at 358 Frankfort Street, Daly City, California 94014. Mr. Noorkayhani, who is an officer and director of the Company, provides the office space free of charge and no lease exists. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

The Company through Lucky Realty has engaged Mr. Reza Noorkayhani to operate the affairs of the Company.

Lucky Realty, Inc. will pay $3,000 per month for management expenses to Mr. Reza Noorkayhani.

The Company does not have an employment contract with its key employee, who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

AMERICAN BOARDING COMPANY & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – EQUITY

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is ninety million (90,000,000) common shares with a par value of $.001, of which 8,500,000 have been issued to the founders at par value ($8,500) and additional 600,000 common shares have been issued to investors with a par value of $.05 were sold through private offerings during the year ended December 31, 2013.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001. There are no preferred shares authorized or outstanding at March 31, 2014.

There are no warrants or options issued or outstanding as of March 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2014 through the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operation

During the three months ended March 31, 2014 and 2013 we have $0 revenue.

Operating expenses during the three months ended March 31, 2014 were $8,762 compared to $4,950 for the three months ended March 31, 2013. The increase is attributable to management fee paid of $6,000 during the quarter,

Other expenses consisted of interest expense of $31,250 for the three months ended March 31, 2014.

The Company did not have any operating income from inception (January 27, 2012) through March 31, 2014, and our accumulated deficit amounts to $158,681.

Liquidity and Capital Resource

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders. American Boarding Company received a Notice of Effectiveness on its filing Form S-11 from the Securities and Exchange Commission on January 22, 2013 and the Company is offering on a best-efforts basis a minimum of 600,000 and a maximum of 90,000,000 shares of its common stock at a fixed price of $0.05 per share.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	Interactive Data files pursuant to Regulation S-T

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)  Reports on Form 8-K

On March 27, 2014 an 8-K was filed regarding notice of a Change in Registrant’s Certifying Accountant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: May 9, 2014	By:	/s/ Reza Noorkayhani
Reza Noorkayhani
Chief Financial Officer, Principal Accounting Officer,
Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 9, 2014	By:	/s/ Reza Noorkayhani
Reza Noorkayhani
Chief Financial Officer Principal Accounting Officer,
Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

Date: May 9, 2014	By:	/s/ Joseph Marshall
Joseph Marshall
Chief Operations Officer
(Principal Executive and Operations Officer)