Form 10-Q
period 2014-06-30
American Boarding Co
filed 2014-08-13
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-180838

AMERICAN BOARDING COMPANY

(Exact name of small business issuer as specified in its charter)

Delaware	45-4507811
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

358 Frankfort Street, Daly City, California 94104

(Address of Principal Executive Offices)

(415) 283-7257

(Issuer’s telephone number)

______________

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X        No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2014:   9,100,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __  No X

Transitional Small Business Disclosure Format (Check One) Yes __ No  X

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BOARDING COMPANY & SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 For the Three Months Ended June 30, 2014 and 2013

Table of Contents

Page
Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited)	F-1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, and from January 12, 2012 (Inception) through June 30, 2014 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and from January 12, 2012 ( Inception) through June 30, 2014 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4

AMERICAN BOARDING COMPANY & SUBSIDIARY

 CONDENSED CONSOLIATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$457	$7,483
Prepaid expenses	31,250	93,750

Total Current Assets	31,707	101,233

Total Assets	$31,707	$101,233

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$3,835	$16,399
Notes Payables - net of discount	109,221	31,250

Total Liabilities	113,056	47,649

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Additional paid-in capital	116,124	163,153
Deficit accumulated during the development stage	(206,573)	(118,669)

Total Stockholders’ Equity (Deficit)	(81,349)	53,584

Total Liabilities and Stockholders’ Equity (Deficit)	$31,707	$101,233

The accompanying notes are an integral part of these condensed consolidated  financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUES	$-	$-	$-	$-

Expenses
Professional fees	136	1,360	8,486	6,110
General and administrative	1,035	400	1,447	600

TOTAL OPERATING EXPENSES	1,171	1,760	9,933	6,710

LOSS FROM OPERATIONS	(1,171)	(1,760)	(9,933)	(6,710)

OTHER INCOME (EXPENSES)
Interest expense	46,721	-	77,971	-
TOTAL OTHER INCOME (EXPENSE)	(46,721)	-	(62,500)	-

LOSS BEFORE INCOME TAX	(47,892)	(1,760)	(87,904)	(6,710)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(47,892)	$(1,760)	$(87,904)	$(6,710)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,100,000	8,500,000	9,100,000	8,500,000

The accompanying notes are an integral part of these condensed consolidated  financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(87,904)	$(6,710)

Beneficial conversion-convertible debt	15,471	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	62,500	-
Accounts payable and accrued expenses	(12,564)	6,710

Net cash used in operating activities	(22,497)	-

Cash flows from financing activities:
Proceeds notes payable	15,471	-
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	15,471	-

Net increase (decrease) in cash	(7,026)	-

Cash, beginning of the period	7,483	435
Cash, end of the period	$457	$435

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated  financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

The Company formed a subsidiary in State of Nevada “Lucky Realty, Inc.” on January 27, 2014to manage the company’s operations.

The consolidated financial statements include the accounts of American Boarding, Inc. and Lucky Realty. Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

AMERICAN BOARDING COMPANY & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $457 and $7,483 of cash as of June 30, 2014 and December 31, 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Share-based expense was $0 for the period ending June 30, 2014.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the three months ended June 30, 2014.

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

The Company does not have any potentially dilutive instruments as of June 30, 2014 and, thus, anti-dilution issues are not applicable.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

AMERICAN BOARDING COMPANY & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - GOING CONCERN

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On October 4, 2013, the Company issued a $125,000 convertible promissory note, with a term of one year, as consideration for consulting services to be rendered over a 12 month period.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  As of June 30, 2014, $31,250 of the note discount remains unamortized.

On April 3, 2014, the Company issued a $3,471 convertible promissory note payable on demand.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  The $3,471 related to the beneficial conversion was expenses expensed during the quarter.

AMERICAN BOARDING COMPANY & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 22, 2014, the Company issued a $12,000 convertible promissory note,payable on demand.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  The $12,000 related to the beneficial conversion was expenses expensed during the quarter.

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

During the three months ended June 30, 2014. A director loaned the Company $15,471 to fund the operations of the Company. The loan bears 6% interest per annum and is payable upon demand.

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

AMERICAN BOARDING COMPANY & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at June 30, 2014.

There are no warrants or options issued or outstanding as of June 30, 2014.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operation

During the three months ended June 30, 2014 and 2013 we have $0 revenue.

Operating expenses during the three months ended June 30, 2014 were $1,171 compared to $1,760 for the three months ended June 30, 2013.

Other expenses consisted of interest expense of $46,721 for the three months ended June 30, 2014.

During the six months ended June 30, 2014 and 2013 we have $0 revenue.

Operating expenses during the six months ended June 30, 2014 were $9,933 compared to $6,945 for the six months ended June 30, 2013. The increase is attributable to management fee paid of $6,000 during the quarter,

Other expenses consisted of interest expense of $77,971 for the six months ended June 30, 2014.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

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

Date: August 12, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

Date: August 12, 2014

By: /s/ Joseph Marshall
Joseph Marshall, Chief Operations Officer
(Principal Executive and Operations Officer)