Form 10-Q
period 2014-09-30
American Boarding Co
filed 2014-11-14
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2014:   9,100,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __  No X

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

2

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BOARDING COMPANY & SUBSIDIARY

 September 30, 2014

(UNAUDITED)

3

4

AMERICAN BOARDING COMPANY & SUBSIDIARY

CONDENSED CONSOLIATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$379	$7,483
Prepaid expenses	-	93,750

Total Current Assets	379	101,233

Total Assets	$379	$101,233

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,499	$16,399
Notes Payables - net of discount	145,971	31,250

Total Liabilities	148,470	47,649

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Additional paid-in capital	74,903	163,153
Accumulated (deficit)	(232,094)	(118,669)

Total Stockholders’ Equity (Deficit)	(148,091)	53,584

Total Liabilities and Stockholders’ Equity (Deficit)	$379	$101,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-1

AMERICAN BORDING COMPANY & SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

REVENUES	$-	$-	$-	$-

Expenses
Professional fees	998	1,710	9,484	1,710
General and administrative	3,244	3,607	4,691	8,301

TOTAL OPERATING EXPENSES	4,242	5,317	14,175	10,011

LOSS FROM OPERATIONS	(4,242)	(5,317)	(14,175)	(10,011)

OTHER INCOME (EXPENSES)
Interest expense	36,750	-	114,721	-
TOTAL OTHER INCOME (EXPENSE)	(36,750)	-	(114,721)	-

LOSS BEFORE INCOME TAX	(36,750)	(5,317)	(128,896)	(10,011)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(40,992)	$(5,317)	$(128,896)	$(10,011)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,100,000	8,500,000	9,100,000	8,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN BOARDING COMPANY & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(128,896)	$(10,011)

Beneficial conversion-convertible debt	20,971	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	93,750	-
Accounts payable and accrued expenses	(13,900)	4,145

Net cash used in operating activities	(28,075)	(5,866)

Cash flows from financing activities:
Proceeds notes payable	20,971	6,000
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	20,971	6,000

Net increase (decrease) in cash	(7,104)	134

Cash, beginning of the period	7,483	435
Cash, end of the period	$379	$569

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $379 and $7,483 of cash as of September 30, 2014 and December 31, 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Share-based expense was $0 for the period ending September 30, 2014.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the three months ended September 30, 2014.

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

The Company does not have any potentially dilutive instruments as of September 30, 2014 and, thus, anti-dilution issues are not applicable.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On October 4, 2013, the Company issued a $125,000 convertible promissory note, with a term of one year, as consideration for consulting services to be rendered over a 12 month period.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  As of September 30, 2014, $0 of the note discount remains unamortized.

On April 3, 2014, the Company issued a $3,471 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $3,471 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $3,471 related to the beneficial conversion was expenses expensed during the quarter.

On May 22, 2014, the Company issued a $12,000 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $12,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $12,000 related to the beneficial conversion was expenses expensed during the quarter.

On September 28, 2014, the Company issued a $5,500 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $5,500 related to the beneficial conversion was expenses expensed during the quarter.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at September 30, 2014.

There are no warrants or options issued or outstanding as of September 30, 2014.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operation

During the three months ended September 30, 2014 and 2013 we have $0 revenue.

Operating expenses during the three months ended September 30, 2014 were $4,242 compared to $5,317 for the three months ended September 30, 2013.

Other expenses consisted of interest expense of $36,750 for the three months ended September 30, 2014.

During the nine months ended September 30, 2014 and 2013 we have $0 revenue.

Operating expenses during the nine months ended September 30, 2014 were $14,175 compared to $10,011 for the nine months ended September 30, 2013. The increase is attributable to management fee paid of $6,000.

Other expenses consisted of interest expense of $114,721 for the nine months ended September 30, 2014.

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

5

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

6

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

7

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company
Date: November 14, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

Date: November 14, 2014

By: /s/ Joseph Marshall
Joseph Marshall, Chief Operations Officer
(Principal Executive and Operations Officer)

8