Form 10-K/A
period 2013-12-31
American Boarding Co
filed 2014-11-20
CIK 1547530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Amendment No. 1 (the Amendment) to the Annual Report on Form 10-K for the year ended December 31, 2013 (the Form 10-K), originally filed on April 17, 2014, is being filed solely for the purpose of including the corrected Exhibits 31.1, 31.2, and 32.1, of which Exhibit 31.2 was inadvertently omitted in the original filing. Except as described above, no other changes have been made to the Form 10-K.  This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K.

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

Date: November 19, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 19, 2014

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director (Principal Executive and Financial Officer)

Date: November 19, 2014

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