Form 10-K
period 2014-12-31
American Boarding Co
filed 2015-04-15
CIK 1547530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 333-180838

American Boarding Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4507811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

358 Frankfort Street

Daly City, California 94104

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (415) 283-7257

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

          For the year ended December 31, 2014, the issuer had $1,200 in revenues.

         As of August 10, 2014 shares of the company’s stock are publicly traded on the OTC: Pink market.  The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 14, 2014 was 9,635,000 shares.

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

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

American Boarding Company, (the "Company") was incorporated in the State of Delaware on January 27, 2012 under the same name. Since inception, American Boarding Company has generated $1,200 in revenues and has accumulated losses in the amount of $342,300 as of December 31, 2014.  American Boarding Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

On January 27, 2014, Lucky Realty Inc., a Nevada corporation and a full subsidiary of American Boarding Company was formed to run the real estate operations of the Company.  Financial results of Lucky Realty have been consolidated into the Company’s financial statements.

American Boarding Company has yet to commence full scale planned operations.  American Boarding Company has commenced only minimal operations and has generated minimal amount of revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.  American Boarding Company believes that, if it obtains the proceeds from a private placement offering, it will be able to implement the full business plan and conduct business pursuant to the business plan for the next twelve months.

American Boarding Company’s administrative office is located at 358 Frankfort Street, Daly City, California 94014.

American Boarding Company’s fiscal year end is December 31.

Business Overview

American Boarding Company is a real estate based company based in San Francisco area with a principle business objective of acquisition, design, development, lease, and management services of  housing communities located within close proximity of educational institutions and technology hubs in the United States.  Due to lack of land to develop new housing and proximity to financial institutions and tech centers’ need for rental space is very much in demand.

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

Services Offered and Growth Strategy

There is a perfect storm of rental demand because so many young people are hunting for a place to live and so few of them have the means or desire to buy a home.  We will focus our campaign on millennials, those born between the early 1980’s and early 2000s.

Rental rates are really strong right now due to the growing number of potential tenants in the 18-to-39-year-old demographic.  The dream of home ownership is not what it was in earlier generations.  A lot of people in this demographic are more mobile than previous generations, have a much more flexible lifestyle, and have less money to put aside on down payments.

Due to high rents charged in populated areas such as San Francisco we believe there is an opportunity to operate a positive cash flow operation and expand those facilities by leveraging our growth in the rental market.

We expect strong rental rate growth to continue particularly in the technology centers such as San Francisco, San Jose, San Diego and Seattle, Washington.   We estimate occupancies to begin approximately three months following closing of our first acquisition.

We would educate, inform and engage our people on sustainable behaviors and community involvement.  Enable our people to create lasting value through sustainable practices, opportunities and solutions.  We would utilize sustainable community features and programs as residential teaching aids.

Development

We have identified the urban areas in proximity to major educational institutions and technology centers for potential property acquisitions.  Upon receiving funds from our private placement offering; immediate plans are to identify, evaluate, and purchase an initial property with 4-5 bedrooms.  Renovation and building improvements will then be made to the properties tailoring them to students and single resident occupants.  We would then lease out our properties to this segment.  The Company is targeting the San Francisco Bay area for our operation because there are a high demand for housing as well as single residency occupancy units.

Our officers and management have extensive and comprehensive backgrounds in the San Francisco Bay area real estate market.  Management is also experienced with the State and local government rules and regulations concerning developing and operating such facilities.

Target Properties

We will be evaluating and refining sustainability standards in our target communities.  Location is a primary focus of our targeted activities as we plan to focus on real estate properties within close proximity to educational institutions and technology centers on the West Coast.  Utilizing our management team’s experience; we plan to implement the best practices to locate and then develop older properties into newer updated residences.  Planned capital improvements include enhancing the efficiencies and replacement of outdated and obsolete systems for durability. We plan to provide the latest appointments and amenities which we hope will result in a comfortable and inviting experience for our tenants.

Property Development

We envision American Boarding develop properties with a focus toward sustainability and energy efficiency.  Through site planning we plan to minimize heat loads and facilitate natural ventilation.  Older structures typically lack quality ventilation which we have identified as a desirable enhancement feature.  We plan to employ energy efficient upgrades which will lower environmental effects while increasing operational efficiencies and result in long-term energy cost savings.  Along with installing energy efficient upgrades; applying innovative design principles we believe will result in better indoor air quality and conserve water.  Upgrading the plumbing, and in certain instances when possible re-routing the plumbing, will result in the conservation of heated water loss.

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

Sustainability Platform

Incorporating sustainable features into our communities supports ABC’s mission as we plan on providing quality  housing. This dedication promotes healthy, comfortable and marketable living environments. Our dedication to these principles extends beyond our employees to our residents and partner institutions. The long-term value generated by operational efficiency benefits us as a company.

ITEM 1A.  RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

REZA NOOKAYHANI AN OFFICER AND DIRECTOR OF THE COMPANY CURRENTLY DEVOTE APPROXIMATELY 20 HOURS PER WEEK TO COMPANY MATTERS AND ALL OTHER MANAGEMENT DEVOTES APPROXIMATELY 5 HOURS PER WEEK TO COMPANY MATTERS.  MR. NOOKAYHANI PLANS TO SPEND THE TIME NECESSARY TO RUN THE MARKETING CAMPAIGN AND DIRECT THE PRIMARY OPERATIONS OF THE BUSINESS.  HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE.  THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

On February 27, 2014, the Board of Directors of American Boarding Company accepted the resignation of Mr. Farshid Raafat, the President and Director of the Company.

Effective on February 27, 2014, the Board of Directors of the Company accepted the consent of Mr. Reza Noorkayhani as the President/Chief Executive Officer, Chief Financial Officer of the Company.  Additionally the Board of Directors of the Company accepted the consent of Mr. Joseph Marshall to act as Chief Operating Officer of the Company. He is also the company’s director, treasurer and secretary.

Mr. Noorkayhani is 52 years old and is an active California Realtor where he primarily serves the San Francisco Bay area.  Additionally, he has over 20 years of residential housing management experience in San Francisco handling tenant and regulatory matters for multi-tenant apartment buildings

Mr. Noorkayhani is also a Certified Public Accountant in San Francisco, California .Mr. Noorkayhani manages accounting and administrative functions, including Preparation of the monthly financial statements.

Mr. Joseph Marshall is 54 years old and is a local Bay area resident.  In the past 20 years Mr. Marshall has acquired, developed and managed rental properties in in Oakland, San Francisco and Marin counties.  Mr. Marshall has firsthand expertise in leasing and tenant relations and is a specialist on forming multi-unit properties for the past twenty years.

Additionally Mr. Marshall has over 20 years of experience in hospitality industry working as a banquet Captain for Marriott corporation.in San Francisco.

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

The Company will not be required to provide management’s report on the effectiveness of our internal controls over financial reporting until our fourth annual report.  In addition, the Company will be exempt from the auditor attestation requirements concerning any such report so long as we are a smaller reporting company.

THE COMPANY'S OFFICERS AND DIRECTORS MAY NOT BE IN A POSITION TO DEVOTE A

MAJORITY OF THEIR TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Mr. Noorkayhani an officer and director has other business interests and currently devotes approximately 20 hours per week to our operations.  If Mr. Noorkayhani is not able to devote sufficient time to run the Company, it may result in periodic interruptions in developing our business.  We have not formulated a plan to resolve any possible conflicts of interest or if he is unable to fulfill any aspects of his duties to the Company which could have a significant negative effect on the success.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over.  Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future revenues, our ability to hire key personnel and Mr. Marshall and Mr. Noorkayhani’s time allocation to further the business.  After we launch our business the factors include: the level of acceptance by the public, competitive landscape with competitors and general economic conditions.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

AUDITOR’S GOING CONCERN

The Company has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE SUFFICIENT REVENUES IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not generated sufficient revenue to date from operations. In order for us to continue with our plans and operating our business, we must raise our initial capital through a private placement and sale of company common stocks. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of a planned private placement. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKETS ACCEPTANCE OF OUR PLANNED  HOUSING SERVICES. IF THE MARKET DOES NOT FIND OUR SERVICES DESIRABLE AND SUITABLE FOR THEIR USE AND WE CANNOT ESTABLISH OUR PLANNED OBJECTIVES, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer housing services that the market accepts and is willing to use is critically important to our success. We cannot be certain that the housing services we offer will be accepted by the market.  As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we alter our marketing efforts and pursue alternative revenue generating services in the future.

THE LOSS OF THE SERVICES OF REZA NOORKAYHANI COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our Chief Executive Officer and Chief Financial Officer Mr. Reza Noorkayhani. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop and market our services. The loss of his services could result in a loss of revenues.

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

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of December 31, 2014 and to date there have been 6,000 shares of the company’s stock traded and there can be no assurance that any more shares will trade in the future or that a liquid market will develop.

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

(ii) RESULTS OF OPERATIONS

Beginning in November 2014, the Company through its subsidiary Luck Realty, Inc. entered into a contract to manage 3 properties in the San Francisco Bay area.  Although the Company has earned no significant revenue or, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred net loss of $342,300 for the year ended December 31, 2014 and for the period since inception.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  American Boarding Company received a Notice of Effectiveness on its filing Form S-11 from the Securities and Exchange Commission on January 22, 2012 and the Company is offering common stock on the OTC: Pink markets at current price of $0.51 per share.

For the most recent fiscal year, 2014, the Company incurred a loss in the amount of $223,631. The Company anticipates that until the full business plan is completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business..

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2014.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of April 1, 2015, the company was authorized to issue 90,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  Management identified the following material weaknesses:  lack of an audit committee;  lack of a majority of outside directors on our board of directors; and management dominated by a single individual/small group without adequate compensating controls.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2014:

Name	Age	Title
Joseph Marshall	55	Chief Operations Officer, Secretary, and Director
Reza Noorkayhani	52	Chief Executive Officer, Chief Financial Officer, and Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Reza Noorkayhani - Chief Executive Officer and Chief Financial Officer and Director -

Mr. Noorkayhani is an active California Realtor where he primarily serves the San Francisco Bay area.  Additionally, he has over 5years of residential housing management experience in San Francisco handling tenant and regulatory matters for multi-tenant apartment buildings.

Noorkayhani is a Certified Public Accountant with the firm Accurate Accounting Consultants, San Francisco, California.  Mr. Noorkayhani manages accounting and administrative functions, including preparation of the monthly financial statements.

Acting as the Controller with Cypress Wealth Advisors, LLC, in San Francisco, California,  Mr. Noorkayhani oversaw partnership accounting and portfolio reporting of $500 million to partners and prepare trust, estate, gift and individual tax returns for high net-worth clients, ensure the successful completion of annual audits.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors, following a merger or other acquisition transaction, will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Reza Noorkayhani is a director.  Mr. Noorkayhani received $6,000 for accounting services during the year ended December 31, 2014.

In December 2014, the Board authorized accrued compensation of $100,000 for Mr. Noorkayhani as executive compensation.

Furthermore, the Board of Directors granted 3,000,000 shares of the Company's $.001 par value common stock to the company’s Chief Executive Officer, Reza Noorkayhani as compensation for services during 2012 to 2014 and bringing the Company to a public entity status.  Those shares were valued at $.06 per share for total of $180,000 marked as compensation expense in 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31,, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Currently Outstanding
Common	Reza Noorkayhani (1) Chief Executive Officer, Chief Financial Officer, President and Director	3,825,000	48.20%
Common	Platinum Capital Ltd Inc. (3)	4,355,000	40.45%
Common	Alexander Asemi (1) Marketing Director	595,000	6.59%
Common	Joseph Marshall (1) Development Manager Secretary, Treasurer and Director	425,000	4.79%
	All Officers and Directors as a Group	9,030,000	94.00%

(1)  The address of each executive officer, director and beneficial owner c/o American Boarding Company, 358 Frankfort Street, Daly City, California 94014.

(2)  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(3)  Mr. Neil Walsh has control over the company’s common shares that are held by Platinum Capital Ltd, Inc.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & ASSOCIATES Certified Public Accountants is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed KLJ & ASSOCIATES Certified Public Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $6,500  for the fiscal years ended December 31, 2014 and 2013.

Audit-Related Fees

There were $0 fees billed by KLJ & ASSOCIATES Certified Public Accountants for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2014.

Tax Fees

The aggregate fees billed by KLJ & ASSOCIATES Certified Public Accountants for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2014.

There were no fees billed by KLJ & ASSOCIATES Certified Public Accountants for other products and services for the fiscal years ended December 31, 2014.

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

•

Report of Independent Registered Public Accounting Firm KLJ & Associates, LLP Certified Public Accountants, April 15, 2014)

•

Balance Sheets at December 31, 2014

•

Statements of Operations for the year ended December 31, 2014 and for the cumulative period from January 27, 2012 (Inception) to December 31, 2014

•

Statements of Changes in Shareholders’ Deficiency for the period from January 27, 2012 (Date of Inception) to December 31, 2014

•

Statements of Cash Flows for the year ended December 31, 2014, and for the cumulative period from

•

January 27, 2012 (Date of Inception) to December 31, 2014

•

Notes to Financial Statements

2.  Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive & Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Executive & Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: April 15, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 15, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

AMERICAN BOARDING COMPANY

FINANCIAL STATEMENTS

December 31, 2014 and 2013

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Boarding Company

We have audited the accompanying consolidated balance sheets of American Boarding Company (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. American Boarding Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Boarding Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

April 15, 2015

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

AMERICAN BOARDING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,935	$7,483
Accounts receivable	1,200	-
Prepaid expenses	-	93.750
Total Current Assets	3,135	101,233

Total Assets	$3,135	$101,233

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	11,120	16,399
Convertible note payable - related party	9,475
Convertible notes payable, net of discount	$22,503	$31,500

Total Liabilities	43,098	47,899

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Stock Payable	32,100
Additional paid-in capital	261,137	163,153
Accumulated deficit	(342,300)	(118,669)

Total Stockholders’ Equity (Deficit)	(39,963)	53,584

Total Liabilities and Stockholders’ Equity (Deficit)	$3,135	$101,233

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013

REVENUES	$8,475	$-

OPERATING EXPENSES
Licenses and fees	3,781	1,900
Professional fees	23,102	71,903
Outside contractors	-	1,020
General and Administrative	190,607	1,778
TOTAL OPERATING EXPENSES	137,490	76,601

LOSS FROM OPERATIONS	(209,015)	(76,601)

OTHER INCOME (EXPENSES)
Forgiveness of debt	125,000	-
Interest expense	(139,616)	(31,250)
TOTAL OTHER INCOME (EXPENSE)	(14,616)	(31,250)

INCOME BEFORE INCOME TAX	(223,631)	(107,851)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(223,631)	$(107,851)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,100,00	8,628,219

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THROUGH DECEMBER 31, 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
BALANCE - December 31, 2012	-	$-	8,500,000	$8,500	$2,753	$(10,818)	$435

Issuance of common stock October 10, 2013 valued at $.05 per share	-	-	600,000	600	29,400	-	30,000

Shareholder contributions	-	-	-	-	6,000	-	6,000

Issuance of Convertible notes payable	-	-	-	-	125,000	-	125,000

Net Income (Loss)	-	-	-	-	-	(107,851)	(107,851)

BALANCE - December 31, 2013	-	-	9,100,000	9,100	163,153	(118,669)	53,584

Issuance of Convertible notes payable	-	-	-	-	(48,515)	-	(48,515)

Shares issued conversion of debt	-	-	60,000	60	3,540	-	3,600

Repurchase of stock	-	-	(2,465,000)	(2,465)	1,464	-	(1,001)

Repurchase of stock	-	-	(60,000)	(60)	(3,940)	-	(4,000)

Stock issued for services	-	-	2,465,000	2,465	145,435	-	147,900

Net Income (Loss)	-	-	-	-	-	(223,631)	(223,631)

BALANCE - December 31, 2014	-	$-	9,100,000	$9,100	$261,137	$(342,300)	$(72,063)

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(223,631)	$(107,851)

Beneficial conversion - convertible debt	31,978	125,000
Forgiveness of debt	(125,000)	-
Shares issued for conversion of debt	3,600	-
Shares issued for services	180,000	-
Repurchase common stock	8,256	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(1,200)	-
Prepaid expense	93,750	(93,750)
Accounts payable and accrued expenses	(5,279)	16,399

Net cash used in operating activities	(37,526)	(60,202)

Cash flows from financing activities:
Proceeds notes payable	31,978	31,250
Proceeds from sale of common stock	-	36,000

Net cash provided by financing activities	31,978	67,250

Net increase (decrease) in cash	(5,548)	7,048

Cash, beginning of the period	7,483	435
Cash, end of the period	$1,935	$7,483

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $1,935 and $7,483 of cash as of December 31, 2014 and 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Share-based expense was $180,000 for the year ending December 31, 2014 and $0 for the year ending December 31, 2013.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2014, 2013 and 2012 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

The Company does not have any potentially dilutive instruments as of December 31, 2014 and, thus, anti-dilution issues are not applicable.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On October 4, 2013, the Company issued a $125,000 convertible promissory note, with a term of one year, as consideration for consulting services to be rendered over a 12 month period.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  As of December 31, 2014 and 2013 $0 and $93,750 of the note discount remains unamortized, respectively.

The note was forgiven due to non-performance of services on December 1, 2014.

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

On May 22, 2014, the Company issued a $12,000 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $12,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $12,000 related to the beneficial conversion was expenses expensed during the year ended 2014.

On September 28, 2014, the Company issued a $5,500 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $5,500 related to the beneficial conversion was expenses expensed during the year ended.

On December 10, 2014, the Company issued a $10,000 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $10,000 related to the beneficial conversion was expenses expensed during the year.

NOTE 5 - INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

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

As of December 31, 2014, the Company has a net operating loss carry forward in the amount of $342,300. The NOLs will begin expiring in 2032.

The provision for Federal income tax consists of the following:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$33,554	16,178
Less: valuation allowance	(33,554)	(16,178)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$51,354	17,800
Less: valuation allowance	(51,354)	(17,800)
Net deferred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $342,300 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

On November 24, 2014, the Company issued a $3,975 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $3,975 related to the beneficial conversion was expenses expensed during the year.

The Company does not have an employment contract with its key employee, who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - EQUITY

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is ninety million (90,000,000) common shares with a par value of $0.001, of which 8,500,000 have been issued to the founders at par value ($8,500) and additional

During the year ended December 31, 2013, 600,000 common shares were issued to investors through private offerings.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $0.001.  There are no preferred shares authorized or outstanding at December 21, 2014 and 2013.

There are no warrants or options issued or outstanding as of December 31, 2014.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.