Form 10-Q
period 2015-03-31
American Boarding Co
filed 2015-05-13
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

_______

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2015: 9,635,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]  No [X]

Transitional Small Business Disclosure Format (Check One) Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

    Item 2. Management’s Discussion and Analysis of Financial Condition

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 1A. Risk Factors

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3. Defaults Upon Senior Securities

    Item 4. Mine Safety Disclosures

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN BOARDING COMPANY

 FINANCIAL STATEMENTS

 March 31, 2015

AMERICAN BOARDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2015	December 31, 2014

Current Assets
Cash and cash equivalents	$374	$1,935
Accounts receivable	-	1,200
Prepaid expenses	-	-
Total Current Assets	374	3,135

Total Assets	$374	$3,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	4,419	11,120
Convertible note payable - related party	3,975	3,975
Due to officer	1,680
Convertible notes payable, net of discount	$28,003	$28,003

Total Liabilities	38,077	43,098

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Stock Payable	32,100	32,100
Additional paid-in capital	261,137	261,137
Accumulated deficit	(340,040)	(342,300)

Total Stockholders’ Equity (Deficit)	(37,703)	39,963

Total Liabilities and Stockholders’ Equity (Deficit)	$374	$3,135

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	3 Months Ended March 31, 2015	3 Months Ended March 31, 2014

REVENUES	$1,800	$-

OPERATING EXPENSES
Licenses and fees	130	-
Professional fees	(1,250)	8,350
General and Administrative	190	412
TOTAL OPERATING EXPENSES	(930)	8,762

INCOME (LOSS) FROM OPERATIONS	2,730	(8,762)

OTHER INCOME (EXPENSES)
Interest expense	(470)	(31,250)
TOTAL OTHER INCOME (EXPENSE)	(470)	(31,250)

INCOME BEFORE INCOME TAX	2,260	(40,012)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,260	$(40,012)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,100,00	9,100,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BOARDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net Income ( loss)	$2,260	$(40,012)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	1,200	-
Prepaid expense	-	31,250
Accounts payable and accrued expenses	(6,701)	300

Net cash used in operating activities	(3,241)	(8,462)

Cash flows from financing activities:
Proceeds notes payable		1,500
Advances related party	1,680	-
Capital contribution	-	-

Net cash provided by financing activities	1,680	1,500

Net increase (decrease) in cash	(1,561)	(6,962)

Cash, beginning of the period	1,935	7,483
Cash, end of the period	$374	$521

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $374 and $3,135 of cash as of March 31, 2015 and 2014, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Share-based expense was $0 for the year ending December 31, 2014 and for period ending March 31, 2015.

Revenue Recognition

The Company recognizes revenue in the period that it is earned.  For period ending March 31, 2015 the Company had revenue of $1,800.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the quarter ending March 31, 2015.

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

The Company does not have any potentially dilutive instruments as of March 31, 2015 and, thus, anti-dilution issues are not applicable.

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

On December 10, 2014, the Company issued a $10,000 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $10,000 related to the beneficial conversion was expenses expensed during the quarter.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On November 24, 2014, the Company issued a $3,975 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $3,975 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $3,975 related to the beneficial conversion was expenses expensed during the year.

The Company does not have an employment contract with its key employee, who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the quarter ended March 31, 2015 an officer advanced the Company $1,680 to pay down accounts payable.

NOTE 6 - EQUITY

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is ninety million (90,000,000) common shares with a par value of $0.001, of which 8,500,000 have been issued to the founders at par value ($8,500) and additional 535,000 ($535) shares are payable as of March 31, 2015.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $0.001.  There are no preferred shares authorized or outstanding at March 31, 2015.

There are no warrants or options issued or outstanding as of March 31, 2015.

An officer contributed capital $1,680 during the quarter ended March 31, 2015.

There were 9,100,000, 000 share of common stock outstanding as of March 31, 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operation

During the three months ended March 31, 2015 and 2014 we had $1,800 and $0 revenue respectively.

Operating expenses during the three months ended March 31, 2015 were ($930) compared to $8,762 for the three months ended March 31, 2014 due to reduction in professional fees.

Other expenses consisted of interest expense of $470 for the three months ended March 31, 2015 compared to $31,250 for the three months ended March 31, 2014.

Liquidity and Capital Resource

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  American Boarding Company management has discussed entering into joint ventures with potential investors or spinning off its subsidiary Lucky Realty, Inc..

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

Date: May 12, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

Date: May 12, 2015

By: /s/ Joseph Marshall
Joseph Marshall, Chief Operations Officer
(Principal Executive and Operations Officer)