Form 10-Q
period 2015-06-30
American Boarding Co
filed 2015-08-10
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 June 30, 2015

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

__________

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN BOARDING COMPANY

FINANCIAL STATEMENTS

June 30, 2015

AMERICAN BOARDING COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$85	$1,935
Accounts receivable	-	1,200
Prepaid expenses	-	-
Total Current Assets	85	3,135

Total Assets	$85	$3,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$4,600	$11,120
Convertible note payable - related party	18,594	9,558
Due to officer
Convertible notes payable, net of discount	23,092	22,420

Total Liabilities	46,286	43,098

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Stock Payable	32,100	32,100
Additional paid-in capital	269,737	261,137
Accumulated deficit	(342,300)	(342,300)

Total Stockholders’ Equity (Deficit)	(46,201)	39,963

Total Liabilities and Stockholders’ Equity (Deficit)	$85	$3,135

See notes to condensed financial statements.

AMERICAN BOARDING COMPANY

CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES	$-	$-	$1,800	$-

OPERATING EXPENSES
Licenses and fees	1,200	-	1,330	-
Professional fees	6,334	136	5,084	8,486
General and Administrative	325	1035	515	1,447
TOTAL OPERATING EXPENSES	7,859	1,171	6,929	9,933

INCOME (LOSS) FROM OPERATIONS	(7,859)	(1,171)	(5,129)	(9,933)

OTHER INCOME (EXPENSES)
Interest expense	9,239	46,721	9,709	77,971
TOTAL OTHER INCOME (EXPENSE)	(9,239)	(46,721)	(9,709)	(77,971)

INCOME BEFORE INCOME TAX	(17,098)	(47,892)	(14,838)	(87,904)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(17,098)	$(47,892)	$(14,838)	$(87,904)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,100,000	9,100,000	9,100,000	9,100,00

See notes to condensed financial statements.

AMERICAN BOARDING COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash flows from operating activities:
Net Income ( loss)	$(14,838)	$(87,904)
Beneficial conversion-convertible debt	8,750	15,471
Disposal of subsidiary	(150)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	1,200	-
Prepaid expense	-	62,500
Accounts payable and accrued expenses	(5,562)	(12,564)

Net cash used in operating activities	(10,600)	(22,497)

Cash flows from financing activities:
Proceeds notes payable	8,750	15,471

Net cash provided by financing activities	8,750	15,471

Net increase (decrease) in cash	(1,850)	(7,026)

Cash, beginning of the period	1,935	7,483
Cash, end of the period	$85	$457

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See notes to condensed financial statements.

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

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

On April 1, 2015, the company spun-off its wholly owned subsidiary Lucky Realty, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $85 and $457 of cash as of June 30, 2015 and 2014, respectively.

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

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

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

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

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

Share-based expense was $0 for the year ending June 30, 2014 and for period ending June 30, 2015.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the period ending June 30, 2015.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2014 and 2013 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

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

The Company does not have any potentially dilutive instruments as of June 30, 2015 and, thus, anti-dilution issues are not applicable.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

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

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

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

On June 30, 2015, the Company issued a $8,750 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $8,750 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $8,750 related to the beneficial conversion was expenses during the quarter.

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

There were 9,100,000 share of common stock outstanding as of June 30, 2015.

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

AMERICAN BOARDING COMPANY

NOTES TO CONDENSED FINANCIAL STATEEMENTS

June 30, 2015  (Unaudited)

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $0.001.  There are no preferred shares authorized or outstanding at December 31, 2014 and 2013.

There are no warrants or options issued or outstanding as of June 30, 2015.

NOTE 7 - SEPARATION AND DISTRIBUTION AGREEMENT

On April 1, 2015, the Board of Directors of American Boarding Company, (ABC) determined that it is advisable and in the best interests of ABC and its stockholders to spin-off its subsidiary, Lucky Realty, Inc.  from American Boarding Company, the parent company, into two independent companies to allow management of each company to focus on the objectives of their respective business plans and create additional value for shareholders.

Separation of Lucky Realty, Inc. by means of a dividend in specie of the Business, which was effected on April 1, 2015  by the transfer of the Business from American Boarding Company and the issuance by Lucky Realty, Inc. of ordinary shares directly to American Boarding Company’s shareholders (the “Distribution”).

Lucky Realty Inc. entered into separation agreements with American Boarding Company in which it governs the rights and obligations of the parties regarding the proposed distribution and certain actions that must occur prior to the proposed distribution.

The Separation and Distribution Agreement was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 16, 2015.

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

Results of Operation

During the six months ended June 30, 2015 and 2014 we had $1,800 and $0 revenue respectively.

Operating expenses during the six months ended June 30, 2015 were $6,929 compared to $9,933 for the six months ended June 30, 2014 due to reduction in professional fees. Operating expenses during the three months ended June 30, 2015 were $7,859 compared to $1,171 for the three months ended June 30, 2014

Other expenses consisted of interest expense of $9,709 for the six months ended June 30, 2015 compared to $77,971 for the six months ended June 30, 2014. Other expenses consisted of interest expense of  $9,239 and $46,721 for the three months ended June 30, 2015 and  2014

Liquidity and Capital Resource

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  American Boarding Company management has discussed entering into joint ventures with potential investors after spinning off its subsidiary Lucky Realty, Inc..

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

(a)  Exhibits

2.1 Separation and Distribution Agreement, dated as of April 1, 2015*

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101 Interactive Data files pursuant to Regulation S-T

* filed as Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 16, 2015

(b)  Reports on Form 8-K

Form 8-K dated as of  July 16, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: August 10, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 10, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

Date: August 10, 2015

By: /s/ Joseph Marshall
Joseph Marshall, Chief Operations Officer
(Principal Executive and Operations Officer)