Form 10-Q
period 2015-09-30
American Boarding Co
filed 2015-11-16
CIK 1547530

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

___________

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BOARDING COMPANY

FINANCIAL STATEMENTS

September 30, 2015

AMERICAN BOARDING COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2015	December 31, 2014

Current Assets
Cash and cash equivalents	$97	$1,935
Accounts receivable	-	1,200
Prepaid expenses	-	-
Total Current Assets	97	3,135

Total Assets	$97	$3,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable and accrued expenses	5,231	11,120
Convertible note payable - related party	18,868	3,975
Due to officer	8,438
Convertible notes payable, net of discount	$23,423	$28,003

Total Liabilities	55,960	43,098

Stockholders’ Equity (Deficit)
Preferred Shares, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value; 90,000,000 shares authorized; 9,100,000 shares issued and outstanding	9,100	9,100
Stock Payable	32,100	32,100
Additional paid-in capital	269,737	261,137
Accumulated deficit	(366,800)	(342,300)

Total Stockholders’ Equity (Deficit)	(55,863)	39,963

Total Liabilities and Stockholders’ Equity (Deficit)	$97	$3,135

See notes to condensed financial statements.

AMERICAN BOARDING COMPANY

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUES	$-	$-	$1,800	$-

OPERATING EXPENSES
Licenses and fees	792	-	2,122	-
Professional fees	7,896	988	12,980	9,484
General and Administrative	370	3,244	885	4,691
TOTAL OPERATING EXPENSES	9,058	4,242	15,987	14,175

INCOME (LOSS) FROM OPERATIONS	(9,058)	(4,242)	(14,187)	(14,175)

OTHER INCOME (EXPENSES)
Interest expense	604	36,750	10,313	114,721
TOTAL OTHER INCOME (EXPENSE)	(604)	(36,750)	(10,313)	(114,721)

INCOME BEFORE INCOME TAX	(9,662)	(40,992)	(24,500)	(128,896)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(9,662)	$(40,992)	$(24,500)	$(128,896)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	9,100,000	9,100,000	9,100,000	9,100,00

See notes to condensed financial statements.

AMERICAN BOARDING COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net Income ( loss)	$(24,500)	$(128,896)
Beneficial conversion-convertible debt	8,750	20,971
Disposal of subsidiary	(150)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	1,200	-
Prepaid expense	-	93,750
Accounts payable and accrued expenses	(4,326)	(13,900)

Net cash used in operating activities	(19,026)	(28,075)

Cash flows from financing activities:
Advances from director	8,438	-
Proceeds notes payable	8,750	20,971

Net cash provided by financing activities	17,188	15,471

Net increase (decrease) in cash	(1,838)	(7,104)

Cash, beginning of the period	1,935	7,483
Cash, end of the period	$97	$379

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See notes to condensed financial statements.

AMERICAN BOARDING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On May 1, 2015,  the company spun-off its wholly owned subsidiary Lucky Realty, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. The Company had $97 and $1,935 of cash as of September 30, 2015 and December 31, 2014, respectively.

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

Share-based expense was $0 for the year ending December 31, 2014 and for period ending September 30, 2015.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0  for the year ending December 31, 2014 and for period ending September 30, 2015.

Professional Fees

The costs of professional fees were $12,980 and $7,896 for the nine and three month periods ending September 30, 2015, respectively.  These attorney costs and legal fees were incurred for the company spun-off of  its wholly owned subsidiary Lucky Realty, Inc. that was finalized on September 1, 2015.

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

The Company does not have any potentially dilutive instruments as of  September 30, 2015 and, thus, anti-dilution issues are not applicable.

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

A director of the Company advanced $8,438 to fund the operations of the company the advances are payable on demand and are non interest bearing.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $.001.  There are no preferred shares authorized or outstanding at September 30, 2015 and December 31, 2014.

There are no warrants or options issued or outstanding as of September 30, 2015.

There were 9,100,0000 share of common stock outstanding as of  September 30, 2015.

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operation

During the nine months ended  September 30, 2015 and 2014 we had $1,800 and $0 revenue respectively.

Operating expenses during the nine months ended September 30, 2015 were $15,987 compared to $14.175 for the nine months ended September 30, 2014 due to increase  in professional fees. Operating expenses during the three months ended September 30, 2015 were $9,058 compared to $4,242 for the three months ended June 30, 2014

Other expenses consisted of interest expense of $10,313 for the nine months ended  September 30, 2015 compared to $114,721 for the nine months ended September 30, 2014. Other expenses consisted of interest expense of  $604 and $36,750 for the three months ended  September 30, 2015 and  2014

Liquidity and Capital Resource

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

Form 8-K dated as of 07-16-2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Boarding Company

Date: November 13, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2015

By: /s/ Reza Noorkayhani
Reza Noorkayhani, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Executive and Financial Officer)

Date: November 13, 2015

By: /s/ Joseph Marshall
Joseph Marshall, Chief Operations Officer
(Principal Executive and Operations Officer)