Form 10-K
period 2015-09-30
Microlin Bio, Inc
filed 2016-05-27
CIK 1547530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)
[√] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 000-55425

MICROLIN BIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4507811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 East 57th Street, 24th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 406-6243
Registrant’s telephone number, including area code (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [√ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ] No [√]

As of May 23, 2016, there were 20,380,000 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and may be beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.

For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “Mircrolin Bio", “Microlin”, "we"", "our", the "Company" and similar terms refer to Microlin Bio, Inc., a Delaware corporation.  In addition, when used herein and unless specifically set forth to the contrary,  “ 2015 ”  refers to the nine months ended September 30, 2015,   “ 2014 ”  refers to the year ended December 31, 2014.

PART I

ITEM 1.  BUSINESS.

Overview

Microlin Bio, Inc. (formerly American Boarding Co.) is a development stage emerging therapeutic company focusing on microRNA and its role in oncology. We are working to develop and market, antimiR therapies and miR replacement therapies. Our ultimate goal is to change the field of cancer treatment, minimize unnecessary healthcare costs and improve patients’ quality of life. We are focused on four types of cancer: lung, ovarian, colorectal and prostate.

Up until December 17, 2015, we were real estate based company based in San Francisco area with a principle business objective of acquisition, design, development, lease, and management services of  housing communities located within close proximity of educational institutions and technology hubs in the United States.  On December 17, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microlin Bio, Inc., a private Delaware corporation (“Microlin”), and our subsidiary formed for the purposes of the transaction, Microlin Merger Sub, Inc. (the “Merger Sub”). Pursuant to the Merger Agreement, Microlin merged with and into the Merger Sub, which resulted in Microlin becoming our wholly-owned subsidiary (the “Acquisition”). Immediately following the Acquisition, the Merger Sub was merged with and into our Corporation. In connection with this subsequent subsidiary merger, we changed our corporate name to “Microlin Bio, Inc.”

Following the Acquisition, we have carried on the business of Microlin as our sole line of business. In connection with the Acquisition, we changed our fiscal year end to that of Microlin, September 30. The financial statements and results of operations reported herein relate solely to the former real estate business of American Boarding Co. Disclosure regarding our current operations can be found in our other filings with Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements concerning our business, operations, financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical facts contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from time plans, intentions, and expectations disclosed in the forward-looking statements that we make. We have based these forward-looking statements largely on our current expectations and projections about future events, and trends that we believe may affect our business, financial condition, and operating results. We operate in a very competitive and rapidly changing environment and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We have included important factors in the cautionary statements included in this Report, particularly in the “Risks Factors” section, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

The forward-looking statements in this Report represent our views as of the date of this Report. We anticipate that subsequent events and developments will cause our views to change. However, although we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report.

You should read this Report and the documents that we reference in this Report and have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Report by these cautionary statements.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our corporate headquarters are now located in New York, New York in conjunction with the merger described above. We lease part of an office space and shared facilities, which in total encompasses approximately 2,000 square feet. Our lease began on May 1, 2014 and expires on June 30, 2016. Our monthly rent payments are $8,000. We currently do not own or lease any laboratory space. We believe that our current facility (and future facility) is suitable and adequate to meet our needs and that additional space for our office and laboratory needs will be available as and when needed.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Since August 2014 our common stock had been quoted on the OTC Bulletin Board under the symbol AMIB and trading in the common stock was extremely limited. The following table sets forth, the high and low sales prices per share of our common stock as reported by the OTC Bulletin Board or OTCQB Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High		Low
October 1, 2013 through December 31, 2013	$	n/a	$	n/a
January 1, 2014 through March 31, 2014	$	n/a	$	n/a
April 1, 2014 through June 30, 2014	$	n/a	$	n/a
August 26, 2014 through September 30, 2014		$1.50		$0.25
October 1, 2014 through December 31, 2014		$1.50		$0.51
January 1, 2015 through March 31, 2015		$1.45		$0.50
April 1, 2015 through June 30, 2015		$0.51		$0.40
July 1, 2015 through September 30, 2015		$0.40		$0.40

The closing price of our common stock as reported on the OTCQB Marketplace was $1.50 on May 23, 2016.

(b) Holders

As of May 23, there were approximately 37 record holders of all of our issued and outstanding shares of Common Stock. Our common stock is currently quoted under the symbol MICB.

Transfer Agent and Registrar

Our independent stock transfer agent is VStock Transfer, LLC 18 Lafayette Place, Woodmere, NY 11598. Telephone: (212) 828-8436.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, intentions and beliefs. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below.

Overview

We do not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 358 Frankfort Street, Daly City, California 94014 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

Plan of Operations

In 2015 we were unable to develop our core business of developing rental properties in the San Francisco area. Because of this, in December 2015, we entered into an agreement to acquire 100% of the issued and outstanding common stock of Microlin Bio, Inc. (“Microlin”) and will now attempt to grow that business

Microlin is in the business of developing, through its licensing and work with the Ohio State University Foundation, Inc. (“OSUF”), microRNA therapies for the treatment of cancer. Microlin is still in the development stage and is focused primarily on assisting the research and development through OSUF and not actually performing the work itself at this stage. Currently Microlin has only one employee, its CEO and director.

In addition to its work supporting microRNA therapies with OSUF, Microlin is also working towards acquisitions from other biotechnology related licenses up to and possibly including the acquisition of entire businesses.

Liquidity and Capital Resources

In December 2015, the Company acquired 100% of the issued and outstanding common stock of Microlin Bio, Inc. Microlin, as a development stage research and development company, does not have the ability to self-fund its operations. The Company and Microlin are dependent upon raising additional capital, generally in the form of equity or debt, from external sources. To date Microlin has funded itself from loans from its controlling shareholder and currently expects in the near future to continue funding its losses from advances from the controlling shareholder of the Company, however there can be no assurance that the shareholder advances will continue or be available until Microlin is successful in generating revenues or finds new sources of liquity. In addition, included in its audit opinion in its September 30, 2015 financial statements, the auditors of Microlin required an additional paragraph to describe the going concern conditions of Microlin.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2015.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Microlin Bio, Inc.

We have audited the accompanying balance sheet of Microlin Bio, Inc. (formerly American Boarding Co.) as of September 30, 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the nine months then ended. Microlin Bio, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microlin Bio, Inc. (formerly American Boarding Co.) as of September 30, 2015, and the results of its operations and its cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and resulting dependence upon access to additional external financing, raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J Soldinger Associates, LLC
Deer Park, Illinois
May 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microlin Bio (f/k/a American Boarding Company)

We have audited the accompanying consolidated balance sheet of Microlin Bio, Inc. (f/k/a American Boarding Company) (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014. Microlin Bio, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microlin Bio Inc. as of December 31, 2014 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 15, 2015

MICROLIN BIO, INC.

(F/K/A AMERICAN BOARDING COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$97	$1,935
Accounts receivable	—	1,200
Total current assets	97	3,135
TOTAL ASSETS	$97	$3,135

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$60,931	$11,120
Convertible note payable - related party	18,868	9,475
Due to officer	8,438	—
Convertible note payable, net of discount	23,423	22,503
Total current liabilities	111,660	43,098
TOTAL LIABILITIES	111,660	43,098

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized 9,100,000 issued and outstanding at September 30, 2015 and December 31, 2014	9,100	9,100
Stock payable	32,100	32,100
Additional paid-in capital	269,887	261,137
Accumulated deficit	(422,650)	(342,300)
Total stockholders' deficit	(111,563)	(39,963)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$97	$3,135

The accompanying notes are an integral part of these financial statements.

MICROLIN BIO, INC.

(F/K/A AMERICAN BOARDING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2015	2014

REVENUES	$1,800	$8,475
COST OF REVENUE	2,300	—
	(500)	8,475
GROSS PROFIT

OPERATING EXPENSES
Licenses and fees	2,122	3,781
Professional fees	27,880	23,102
Cost of spin-off of Lucky Realty	38,500	—
General and administrative	885	190,607
Total Operating Expenses	69,387	217,490

LOSS FROM OPERATIONS	(69,887)	(209,015)

OTHER INCOME (EXPENSE)
Forgiveness of debt	—	125,000
Interest (expense)	(10,313)	(139,616)
Total Other Income (Expense)	(10,313)	(14,616)

LOSS BEFORE TAXES	(80,200)	(223,631)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—
NET LOSS	$(80,200)	$(223,631)
Basic and Diluted Loss Per Share	$(0.01)	$(0.02)
Weighted Average Number of Shares Outstanding	9,100,000	9,100,000

The accompanying notes are an integral part of these financial statements.

MICROLIN BIO, INC.

(F/K/A AMERICAN BOARDING COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock	Common Amount	Additional Paid In Capital	Stock Payable	Accumulated Deficit	Total
Balance - December 31, 2013	9,100,000	9,100	163,153	—	(118,669)	53,584
Stock payable	—	—	—	32,100	—	32,100
Issuance of convertible notes payable	—	—	(48,515)	—	—	(48,515)
Shares issued with convertible debt	60,000	60	3,540	—	—	3,600
Repurchase of stock	(2,525,000)	(2,525)	(2,476)	—	—	(5,001)
Stock issued for services	2,465,000	2,465	145,435	—	—	147,900
Net loss	—	—	—	—	(223,631)	(223,631)
Balance - December 31, 2014	9,100,000	9,100	261,137	32,100	(342,300)	(39,963)
Beneficial conversion - convertible debt	—	—	8,750	—	—	8,750
Disposal of subsidiary	—	—	—	—	(150)	(150)
Net loss	—	—	—	—	(80,200)	(80,200)
Balance - September 30, 2015	9,100,000	9,100	269,887	32,100	(422,650)	(111,563)

The accompanying notes are an integral part of these financial statements.

MICROLIN BIO, INC.

(F/K/A AMERICAN BOARDING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(80,200)	$(223,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	8,750	31,978
Forgiveness of debt	—	(125,000)
Shares issued for conversion of debt	—	3,600
Shares issued for services	—	180,000
Repurchase of common stock	—	8,256
Changes in assets and liabilities:
Accounts receivable	1,200	(1,200)
Prepaid expense	—	93,750
Accounts payable and accrued liabilites	51,374	(5,279)
Net cash used in operating activities	(18,876)	(37,526)

Cash flows from investing activities:
Spinoff of subsidiary	(150)	—
Net cash used by investing activities	(150)	—

Cash flows from financing activities:
Advances from director	8,438	—
Proceeds from notes payable	8,750	31,978
Net cash provided by financing activities	17,188	31,978

Net increase (decrease) in cash and cash equivalents	(1,838)	(5,548)
Beginning cash and cash equivalents	1,935	7,483
Ending cash and cash equivalents	$97	$1,935

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

MICROLIN BIO, INC.

FORMERLY KNOWN AS AMERICAN BOARDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Microlin Bio, Inc. (formerly known as American Boarding Co.) (the “Company”, “we”, “our”),was originally formed as a Delaware corporation on January 27, 2013 under the name American Boarding Co. The Company formed a subsidiary in State of Nevada “Lucky Realty, Inc.” on January 27, 2014 to manage the company’s operations.

Description of Business

Since inception until the merger more fully described below, the Company was a real estate based company with a principle business objective of acquisition, design, development, lease, and management services of student housing communities located within close proximity of colleges and universities in the United States.

On December 17, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microlin Bio, Inc., a private Delaware corporation (“Microlin”), and our subsidiary formed for the purposes of the transaction, Microlin Merger Sub, Inc. (the “Merger Sub”). Pursuant to the Merger Agreement, Microlin merged with and into the Merger Sub, which resulted in Microlin becoming our wholly-owned subsidiary (the “Acquisition”). Immediately following the Acquisition, the Merger Sub was merged with and into our Corporation. In connection with this subsequent subsidiary merger, we changed our corporate name to “Microlin Bio, Inc.”. The merger has been treated as a recapitalization of the private operating company Microlin Bio, Inc. and therefore after the presentation of these financial statements, the financial statements of this Company for all periods presented will become those of Microlin Bio, Inc.

The Company changed its fiscal year end to that of Microlin Bio, Inc. and is now September 30.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue.

There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If the Company is unable to raise additional funds on terms acceptable to it, or should its related parties demand repayment of notes and or advances currently due, the Company may be required to curtail operations and if necessary cease operations. The financial statements contain no adjustments for the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary as of December 31, 2014. Significant intercompany balances and transactions have been eliminated. In 2015, the Company spun off its only subsidiary to the shareholders of the Company. Upon closing of the spin-off the Company deconsolidated the subsidiary in according with US GAAP.

Revenue Recognition - The Company recognizes revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition." The Company recognizes revenue only when all of the following criteria have been met:

i.)	Persuasive evidence for an agreement exists;
ii.)	Services have been provided or the goods have been delivered;
iii.)	The fee is fixed or determinable; and,
iv.)	Collection is reasonably assured.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for the accounts receivable accounts payable and short-term notes are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Cash and Cash Equivalents – For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents. The Company had $97 and $1,935 in cash at September 30, 2015 and December 31, 2014, respectively. The Company had no cash equivalents at September 30, 2015 or December 31, 2014.

Net Loss per Common Share – Basic net loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock. For all periods presented, potentially dilutive securities are excluded because their effect is anti-dilutive.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes – The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recent Accounting Pronouncements – In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2018. Early adoption is permitted, but only beginning in 2017. The Company is currently assessing the impact of adoption on its consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On October 4, 2013, the Company issued a $125,000 convertible promissory note, with a term of one year, as consideration for consulting services to be rendered over a 12 month period.  The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share.  Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting.  Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition.  Management valued the beneficial conversion feature at $125,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument.  The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note.  The $125,000 discount recorded related to the beneficial conversion feature was fully expensed during the year ended December 31, 2013.

The note was forgiven due to non-performance of services on December 1, 2014.

On April 3, 2014, the Company issued a $3,471 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $3,471 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $3,471 discount recorded related to the beneficial conversion feature was fully expensed during the year ended December 31, 2014.

On May 22, 2014, the Company issued a $12,000 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $12,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $12,000 discount related to the beneficial conversion feature was fully expensed during the year ended December 31, 2014.

On December 10, 2014, the Company issued a $10,000 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $10,000 discount related to the beneficial conversion feature was fully expensed during the year ended December 31, 2014.

NOTE 4 – INCOME TAX

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

As of September 30, 2015, the Company has a net operating loss carry forward of approximately $422,650. The NOLs will begin expiring in 2032.

The provision for Federal income tax consists of the following:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$12,030	33,554
Less: valuation allowance	(12,030)	(33,554)
Net provision for Federal income taxes	$—	—

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$63,398	51,354
Less: valuation allowance	(63,398)	(51,354)
Net deferred tax asset	$—	—

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code of the United States, net operating loss carry forwards of approximately $422,650 for US Federal income tax reporting purposes are subject to annual limitations because the Company experienced a change of control that falls under the guidance of Section 382 in December 2015. The effects of this provision limit the amount the Company can use its net operating losses for the following 20 income tax years. This makes it possible that the Company may not be able to fully utilize its net operating loss carryforwards in the future.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has used an administrative office located at 358 Frankfort Street, Daly City, California 94014.  Mr. Noorkayhani, who was an officer and director of the Company, provided the office space free of charge and no lease existed.  No amounts have been recorded for the rent expense as the amount is considered immaterial.

On September 28, 2014, the Company issued a $5,500 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $5,500 discount related to the beneficial conversion feature was fully expensed during the year ended December 31, 2014.

On November 24, 2014, the Company issued a $3,975 convertible promissory note payable on demand. The convertible promissory note bears interest at a rate of 6% per annum and is convertible at the option of the holder into common stock of the Company at a conversion rate of $0.001 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $5,500 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to APIC) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. The $3,975 discount related to the beneficial conversion feature was fully expensed during the year ended December 31, 2014.

On June 30, 2015, the CEO and principal shareholder of the Company advanced cash proceeds of $8,750 to the Company and was issued a convertible note in the same amount. The convertible note is unsecured, bears interest at the rate of 6% per annum and is due on demand. The conversion feature of the note grants the bearer the right at any time to convert any amount of principal then outstanding into shares of common stock of the Company at the rate of the par value of the common stock of the Company. The Company has treated this as a beneficial conversion feature, limited to the cash proceeds received, under the requirements of US GAAP. Because the note is a demand note, the Company fully expensed the beneficial conversion discount amount of $8,750 immediately after issuance on June 30, 2015.

In a precedent to closing of the merger agreement with Microlin Bio, Inc. more fully described in Notes 1 and 9, the holders of the convertible notes agreed to cancel the conversion features contained within all of the convertible notes described more fully above.

NOTE 6 - EQUITY

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is ninety million (90,000,000) common shares with a par value of $0.001. No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

During the twelve months ended December 31, 2014, the Company issued 60,000 shares of common stock valued at $3,600 upon conversion of a convertible note payable. In addition, the Company issued 2,465,000 shares of common stock valued at $147,000 for services and repurchased 2,525,000 shares of common stock valued at $5,001.

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is ten million (10,000,000) preferred shares with a par value of $0.001.  There are no preferred shares outstanding at September 30, 2015 and December 21, 2014.

Options and Warrants

There are no warrants or options issued or outstanding as of September 30, 2015 or December 31, 2014.

Spinoff of Lucky Realty, Inc.

In April 2015, the board of directors and principal shareholders of the Company effected a spinoff of 100% of the issued shares of Lucky Realty, Inc. which were then owned by the Company, and transferred those shares to the shareholders of the Company. The result of this transaction was that the net assets of the Company, which at the time of the spinoff consisted of $150 in cash, was treated as a dividend to the Company’s shareholders and the deconsolidation within these financial statements of Lucy Realty, Inc.

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

NOTE 8 - SUBSEQUENT EVENTS

In November 2015, the Company issued 535,000 shares in satisfaction of its common stock payable from 2014.

In December 2015, the Company issued two convertible notes to the former CEO and director. The notes had a face value of $17,619 and $30,000. The notes have a interest rate of 6%, are due on demand, and are unsecured.

On December 17, 2015, we entered into a Merger Agreement with Microlin Bio, Inc., a private Delaware corporation, and our subsidiary formed for the purposes of the transaction, Microlin Merger Sub, Inc. Pursuant to the Merger Agreement, Microlin merged with and into the Merger Sub, which resulted in Microlin becoming our wholly-owned subsidiary. Immediately following the Acquisition, the Merger Sub was merged with and into our Corporation. In connection with this subsequent subsidiary merger, we changed our corporate name to Microlin Bio, Inc. and also changed our year to the same year end of Microlin Bio, Inc., September 30.

In March 2016, the Company issued 380,000 shares of common stock valued at $570,000 for professional services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.

Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to material weaknesses identified as follows:

a)	Ineffective segregation of duties, which includes, monitoring controls, between the members of management due to limited personnel
b)	Lack of resources to handle technical and financial reporting matters for complex and unusual matters
c)	Lack of controls over our financial reporting and closing process

We intend to strengthen our internal controls over the next few months by augmenting our accounting staff.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our executive officers and directors as of the date hereof:

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of the date hereof. All of our officers and directors were appointed on the effective date of the Merger. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Joseph Hernandez	43	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Executive Chairman, and Director
Bruce Galton	63	Chief Operating Officer (COO)
Robert Lee, Ph.D.	52	Head of Drug Discovery
John Bonfiglio, Ph.D.	60	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Joseph Hernandez is our newly-appointed President, CEO, CFO, Executive Chairman, and sole member of our Board of Directors. Mr. Hernandez is the founder of several biotechnology companies, including Prolias Technologies, Inc., a molecular diagnostics company focusing on thyroid cancer, where he has served as a director since 2010, and Innovative Biosensors, Inc., a MIT-based technology company that develops, manufactures and markets rapid pathogen detection and diagnostic systems comprised of biosensors, where he served as President and Chief Executive Officer from 2003 until 2009. From July 2010 to March 2012, Mr. Hernandez also served as President and Chief Executive Officer of Signal Genetics, LLC, a privately-held company focused on oncology and the development of innovative diagnostic services. Additionally, Mr. Hernandez currently serves as the Executive Chairman of Ember Therapeutics, a late stage biotech company focusing on osteoarthritis since 2014. Mr. Hernandez has held numerous business development and marketing roles, having served in such roles at Digene Corp. (which has since been acquired by Qiagen NV (QGEN)), a molecular diagnostics company that develops, manufactures and markets gene-based testing systems for the screening, monitoring and diagnosis of certain human diseases, such as women’s cancers and infectious diseases, from 2001 to 2003, and at Affymetrix, Inc. (AFFX), a publicly-held Silicon Valley biotech company that develops DNA microarrays, from 2000 to 2001.

From 1998 to 2000, Mr. Hernandez worked in sales and marketing for the publicly-held pharmaceutical company Merck & Co. (MRK). Mr. Hernandez was recently a member of the board of directors of MdBIO, a life science industry association based in the Mid-Atlantic region, and a member of the board of directors of Shady Grove Hospital. Mr. Hernandez holds an M.S. in Microbiology and Molecular Genetics from the University of Florida, an MBA from the University of Florida and a B.S. in Neuroscience from the University of Florida.

Bruce C. Galton, Bruce Galton has served as President and CEO and a Director of Senesco Technologies, Inc. a gene technology company pursuing oncology and anti-inflammatory applications (now Sevion Therapeutics, Inc. SVON), President and Chief Operating Officer and a Director of Annovis, Inc. which made specialty chemicals for DNA synthesis and was acquired by Transgenomic, Inc. and President and Chief Executive Officer of Cistron Biotechnology, Inc., which pursued cytokines and cytokine antibodies until it was acquired by CellTech. Prior to that, Mr. Galton was employed by Becton Dickinson and Company in a variety of financial positions including international treasury, financial manager of a domestic assay kit manufacturing division and as financial manager of an international lab equipment sales division. Currently, Mr. Galton is the principal of Galton Consulting, LLC, a life science advisory firm.

Dr. Robert Lee, Ph.D., has agreed to serve as our Head of Drug Discovery. Robert Lee, Ph.D., Professor of Pharmaceutics at the OSU College of Pharmacy, has experience in developing novel targeted drug delivery systems for cancer based on lipid and polymer nanoparticles, including novel nanocarrier formulations of oligonucleotides. Dr. Lee also has previous experience in the private sector, having served as the Vice President of Research and Development at Endocyte, Inc. (ECYT).

Dr. John N. Bonfiglio, Ph.D. has agreed to serve as a member of our board of directors. Dr. Bonfiglio has served as the President, Chief Executive Officer and a director of Oragenics, Inc. (OGEN), a publicly-traded biotechnology company focused on the development of novel and innovative therapeutics for oral health, since May 2011. Dr. Bonfiglio previously served as the Chief Executive Officer, President and as a director of Transdel Pharmaceuticals, Inc., a specialty pharmaceutical company that developed non-invasive, topically delivered products, between May 2010 and April 2011. From January 2007 to March 2010, Dr. Bonfiglio served as the President and Chief Executive Officer of Argos Therapeutics, Inc., a privately-held biopharmaceutical company focused on the development and commercialization of personalized immunotherapies for the treatment of cancer and infectious diseases. From November 2005 to December 2006, he served as an independent consultant to two medical device companies, a therapeutic company and a medical communications company. From January 2003 to October 2005, Dr. Bonfiglio served as the Chief Executive Officer of The Immune Response Corporation, an immuno-pharmaceutical company focused on developing products to treat autoimmune and infectious diseases. From 2001 to 2002, he was the Chief Operating Officer and Executive Vice President of Cypress Biosciences, Inc., a company providing therapeutics and personalized medicine services, and from 1997 to 2001 he served as the Chief Executive Officer and President of Peregrine Pharmaceuticals, Inc. (PPHM), a publicly-held biopharmaceutical company developing first-in-class monoclonal antibodies for the treatment of cancer and viral infections. Dr. Bonfiglio has also held senior management positions with Baxter Healthcare Corporation (BAX) and Allergan, Inc. (AGN). Dr. Bonfiglio received his B.S. in Chemistry from the State University of New York at Stony Brook in 1976 and earned his Ph.D. in Synthetic Organic Chemistry from the University of California at San Diego in 1980. He later went on to serve as a postdoctoral fellow in organometallic chemistry at the University of California at Berkeley in 1981 and earned an M.S. in Business Administration from Pepperdine University in 1992.

Scientific Advisory Board

Our executive team is supported by our scientific advisory board, the members of which include scientists experienced in the fields of microRNA and cancer biology.

Robert Lee, Ph.D., Professor of Pharmaceutics at the OSU College of Pharmacy, has experience in developing novel targeted drug delivery systems for cancer based on lipid and polymer nanoparticles, including novel nanocarrier formulations of oligonucleotides Dr. Lee also has previous experience in the private sector, in which he served as the Vice President of Research and Development at Endocyte, Inc. (ECYT), a publicly-held biopharmaceutical company focused on the development of targeted therapies for the treatment of cancer and other serious diseases.

Philip Tsichlis, M.D., Professor of Hematology and Oncology at the Tufts University School of Medicine, serves as the Executive Director of the Molecular Oncology Research Institute at the Tufts Medical Center. Dr. Tsichlis is an expert in various molecular pathways involved in cancer.

Sakari Kauppinen, Ph.D., Professor at the Department of Haematology, Aalborg University Hospital in Denmark, is an expert in miRNA research and discovery and development of miRNA-based therapeutics. Dr. Kauppinen also owns a firm which consults to pharmaceutical companies and previously served as the Senior Director of microRNA Research at Santaris Pharma. Dr. Kauppinen has published 90 scientific papers and is co-inventor on 60 patent applications.

George Calin, M.D., Ph.D., is both a Professor for the Department of Experimental Therapeutics and Co- Director of The RNA Interference and non-coding RNA Center at the The University of Texas MD Anderson Cancer Center. Dr. Calin has hundreds of scientific publications and a strong focus on microRNA biology.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Hernandez currently serves as our principal executive officer and as chairman of our Board of Directors.

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have one director. Pursuant to the terms of the Acquisition, Joseph Hernandez, who prior to the Merger was the sole director of Microlin, was appointed as our director. It is our intention to immediately expand the Board of Directors with Industry Veterans.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Compensation and Audit Committees

We do not have a separately-designated standing compensation or audit committee. The entire Board of Directors performs the functions of a compensation committee and an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•       The appropriate size of our Board of Directors;

•       Our needs with respect to the particular talents and experience of our directors;

•       The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•        Experience in political affairs;

•        Experience with accounting rules and practices; and

•       The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of September 30, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a code of ethics that applies to our officers, directors and employees. Upon adoption, our code of ethics will be available on our website. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Joseph Hernandez

We entered into an Employment Agreement with Mr. Hernandez in July 2013. Pursuant to the agreement, Mr. Hernandez is paid an annual base salary of $460,000. This salary is subject to an annual review by our board of directors. Mr. Hernandez is also eligible for an annual performance-based cash bonus equivalent to 50% of his base salary, subject to the discretion of our board of directors and attainment by our company of reasonable performance goals approved by the board of directors in its sole discretion. Mr. Hernandez is also entitled to reimbursement from our company for his out-of-pocket cost for life and disability insurance premiums in an amount not to exceed $10,000 annually. Mr. Hernandez’s agreement also provides for a grant of stock options exercisable for an aggregate of 60,000 shares of our common stock at an exercise price of $6.33 per share.

Upon termination of Mr. Hernandez’s employment for Cause or at Mr. Hernandez’s election other than for Good Reason, he will receive payment for any accrued but unpaid salary through the date of termination and any amount arising from his participation in or benefits under any employee benefit plans, programs, or arrangements. If Mr. Hernandez’s employment is terminated by us other than for Cause or is terminated by Mr. Hernandez for Good Reason, we will make a lump sum payment to Mr. Hernandez in the amount equal to twenty-four (24) months of his salary as in effect immediately prior to the date of termination, in addition to payment for any accrued but unpaid salary through the date of termination and any amount arising from his participation in or benefits under any employee benefit plans, programs, or arrangements.

Under the employment agreement, ‘‘Cause’’ is defined as (a) a material breach of fiduciary duty or material breach of the terms of the employment agreement or any other agreement between Mr. Hernandez and us (including without limitation any agreements regarding confidentiality, inventions assignment and non-competition), which, in the case of a material breach of the terms of the employment agreement, remains uncured for a period of sixty (60) days following receipt of written notice from our Board of Directors specifying the nature of such breach; (b) the commission by Mr. Hernandez of any act of embezzlement, fraud, larceny, or theft on or from us; (c) substantial and continuing neglect or inattention by Mr. Hernandez of the duties of his employment, refusal to perform the lawful and reasonable directives of the Board of Directors or the willful misconduct or gross negligence of Mr. Hernandez in connection with the performance of such duties which remains uncured for a period of sixty (60) days following receipt of written notice from the Board of Directors specifying the nature of such breach; (d) the commission by Mr. Hernandez of any crime involving moral turpitude or a felony; and (e) Mr. Hernandez’s performance or omission of any act which, in the judgment of the Board of Directors, if known to our customers, clients, stockholders or any of our regulators, would have a material and adverse impact on our business.

‘‘Good Reason’’ is defined as (a) a material breach of the agreement by us; (b) a material and substantial reduction of Mr. Hernandez’s responsibilities that is inconsistent with Mr. Hernandez’s status as a senior executive with us; or (c) the requirement by us that Mr. Hernandez perform any act or refrain from performing any act that would be in violation of applicable law.

Bruce C. Galton

We entered into a Consulting Agreement with Mr. Galton on May 21, 2015 (the “Agreement”). Under the Agreement, Mr. Galton has agreed to serve as our COO for a period of one (1) year. Mr. Galton will receive consulting fees of $187.50 per hour, and has agreed to devote at least twenty (20) hours per week to the company. In addition, the Agreement calls for Mr. Galton to be issued options to purchase 20,000 of our common stock, which shall vest in equal installments over four (4) years.

Dr. Robert Lee, Ph.D.

We entered into a Consulting Agreement with Dr. Lee on September 20, 2013 (the “Agreement”). Under the Agreement, Dr. Lee has agreed to serve as our head of drug discovery for a period of one (1) year. Dr. Lee will receive consulting fees of $350 per hour, and has agreed to devote at least twenty (20) hours per week to the company. In addition, the Agreement calls for Dr. Lee to be issued options to purchase 10,000 of our common stock, which shall vest in equal installments over four (4) years.

Executive Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Hernandez, CEO, CFO, Exec. Chairman	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Bruce C. Galton, COO	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Richard S. Dondero, V.P. of Clinical Dev.	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Sonya Zabludoff, Head of Pre-Clinical Dev.	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Reza Noorkayhani, former officer	2014 2013	0 0	0 0	180,000 0	0 0	0 0	0 0	0 0	180,000 0
Joseph Marshall, former officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Director Compensation

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Hernandez	n/a	n/a	n/a	n/a	n/a	n/a	n/a
John Bonfiglio	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Reza Noorkayhani, former director	-0	-0	-0	-0	-0	-0	-0
Joseph Marshall, former director	-0	-0	-0	-0	-0	-0	-0

We have not previously provided any compensation to directors for their service as directors. Our new directors, Joseph Hernandez and John Bonfiglio, did not serve during our last fiscal year.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception. Microlin Bio, Inc. has issued options to its officers and directors as follows:

Name	# of Shares
Joseph Hernandez	60,000
Bruce Galton	20,000
Richard S. Dondero	20,000
Sonya Zabludoff	10,000
John Bonfiglio	20,000

Outstanding Equity Awards At Fiscal Year-end

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Joseph Hernandez, CEO, CFO, Exec. Chairman	-	-	-	-	-	-	-	-	-
Bruce C. Galton, COO	-	-	-	-	-	-	-	-	-
Richard S. Dondero, V.P. of Clinical Dev.	-	-	-	-	-	-	-	-	-
Sonya Zabludoff, Head of Pre-Clinical Dev.	-	-	-	-	-	-	-	-	-
Reza Noorkayhani, former officer	-	-	-	-	-	-	-	-	-
Joseph Marshall, former officer

Beneficial Ownership Table

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 20,000,000 shares common stock issued and outstanding following the Acquisition and the related events described herein. All addresses are c/o Microlin Bio, Inc. 135 East 57th Street, 24th Floor, New York, NY 10022 unless otherwise stated.

Title of class	Name and address	Amount of	Percent
	of beneficial owner (1)	beneficial ownership	of class
Current Executive Officers & Directors:
Common Stock	Joseph Hernandez	17,597,000(2)	87.99%
Common Stock	Bruce Galton	20,000(3)	0.10%
Common Stock	Dr. Robert Lee	20,000(4)	0.10%
Common Stock	John Bonfiglio	20,000(5)	0.10%
Total of All Current Directors and Officers:
Common Stock		17,657,000	88.29%
More than 5% Beneficial Owners
Common Stock	Ohio State University Foundation, Inc.	1,463,000	7.32%
	1524 North High Street
	Columbus, OH 43201

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The total shares for Joseph Hernandez include 17,537,000 shares of common stock and options to purchase 60,000 shares of common stock at a price of $6.33, exercisable for 10 years
(3)	Includes options to purchase 20,000 shares of common stock
(4)	Includes options to purchase 20,000 shares of common stock
(5)	Includes options to purchase 20,000 shares of common stock

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a description of transactions that were entered into with our executive officers, directors or greater than 5% stockholders since our inception on July 30, 2013.

Since our inception on July 30, 2013 through March 31, 2014, we have funded our operations through non-interest bearing, unsecured advances from Joseph Hernandez, our founder, Chief Executive Officer and Executive Chairman. As of September 30, 2015 , Mr. Hernandez had advanced us $430,379.

On July 30, 2013, in connection with our incorporation, we issued 3,720,000 shares of common stock to Joseph Hernandez, our founder, Chief Executive Officer and Executive Chairman. We also entered into an Employment Agreement with Mr. Hernandez in July 2013. For a description of the terms of Mr. Hernandez’s Employment Agreement, please see Compensation Discussion and Analysis, above.

If approved by our board of directors, we may enter into certain business transactions with a CRO or other entities controlled, directly or indirectly, by Joseph Hernandez, our founder, Chief Executive Officer and Executive Chairman.

We have entered into Consulting Agreements with Mr. Galton and Dr. Lee as set forth above.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the year ended December 31, 2014 and the nine months ended September 30, 2015, KLJ & ASSOCIATES Certified Public Accountants served as our independent registered public accounting firm. On April 25, 2016 the Company engaged LJ Soldinger Associates, LLC as our independent registered public accounting firm.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $6,500  for the fiscal year ended December 31, 2014 and $15,000 for the nine months ended September 30, 2015.

Audit-Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2014 or the nine months ended September 30, 2015.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014 or the nine months ended September 30, 2015.

There were no fees billed for other products and services for the fiscal years ended December 31, 2014 or the nine months ended September 30, 2015.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the Board of Directors.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

 **Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROLIN BIO, INC.

May 27, 2016	By: /s/ Joseph Hernandez
Joseph Hernandez Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date
/s/ Joseph Hernandez	Chief Executive Officer, Chief Financial Officer and Director	May 27, 2016
Joseph Hernandez	(Principal Executive Officer)

/s/ John N. Bonfiglio	Director	May 27, 2016
John N. Bonfiglio

